Form 10-Q
period 1999-06-30
ACCRUE SOFTWARE INC
filed 1999-08-16
CIK 1087243

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission file number 000-26437

================================================================================

                              ACCRUE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               94-3238684
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                               48634 MILMONT DRIVE
                             FREMONT, CA 94538-7353
          (Address of principal executive offices, including zip code)

                                 (510) 580-4500
              (Registrant's telephone number, including area code)

             [FORMER NAME OR FORMER ADDRESS, IF APPLICABLE] (Former name, former address and former fiscal year, if changed since last report)

================================================================================

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ ]       No [X]

        As of AUGUST 11, 1999, there were 20,836,323 shares of the registrant's Common Stock outstanding.

                              ACCRUE SOFTWARE, INC.

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I. FINANCIAL INFORMATION

        ITEM 1.       CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                      CONDENSED BALANCE SHEETS
                           AT JUNE 30, 1999 AND MARCH 31, 1999                          3

                      CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998            4

                      CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998            5

                      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                 6

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                               7

        ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       19

PART II.       OTHER INFORMATION

        ITEM 1.       LEGAL PROCEEDINGS                                                20

        ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                        20

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                  21

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              21

        ITEM 5.       OTHER INFORMATION                                                22

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                 22

SIGNATURES                                                                             22

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                              ACCRUE SOFTWARE, INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             JUNE 30,         MARCH 31,
                                                               1999             1999
                                                             --------         --------
                                                                             (UNAUDITED)
ASSETS
    Current Assets:
        Cash and cash equivalents                            $    567         $  1,600
        Accounts receivable, net                                2,914            1,636
        Prepaids and other current assets                         173              144
                                                             --------         --------
    Total current assets                                        3,654            3,380

    Property and equipment, net                                 1,114              697

    Other assets                                                  297              127
                                                             --------         --------
TOTAL ASSETS                                                 $  5,065         $  4,204
                                                             ========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                     $    794         $    294
        Accrued liabilities                                       692              645
        Deferred revenue                                        1,347              971
        Current portion long term debt                            136              136
                                                             --------         --------
    Total current liabilities                                   2,969            2,046

    Long term debt, net of current portion                        738              169
                                                             --------         --------
    Total liabilities                                           3,707            2,215
                                                             --------         --------
    Stockholders' equity
        Convertible preferred stock, $0.001 par value          12,876           12,876
        Common Stock, $0.001 par value                              7                5
        Additional paid-in capital                             10,460            6,538
        Notes receivable from stockholders                       (213)            (213)
        Unearned compensation                                  (7,136)          (4,726)
        Accumulated deficit                                   (14,636)         (12,491)
                                                             --------         --------
    Total stockholders' equity                                  1,358            1,989
                                                             --------         --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,065         $  4,204
                                                             ========         ========



See accompanying notes to the condensed financial statements.

                              ACCRUE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED
                                             -----------------------
                                             JUNE 30,       JUNE 30,
                                              1999            1998
                                             --------       --------
Net revenue:
    Software license                         $ 1,524         $   183
    Maintenance and service                      404              98
                                             -------         -------
        Total revenue                          1,928             281
Cost of revenues
    Software license                              83              36
    Maintenance and service                      167              --
                                             -------         -------
        Total cost of revenues                   250              36
                                             -------         -------
Gross profit                                   1,678             245
                                             -------         -------

Operating expenses:
    Research and development                     683             703
    Sales and marketing                        1,520             680
    General and administrative                   324             336
    Stock-based compensation expense           1,242              --
                                             -------         -------
        Total operating expenses               3,769           1,718
                                             -------         -------
Loss from operations                          (2,091)         (1,474)
Other income (expense)                           (32)              0
Interest expense                                 (20)            (18)
                                             -------         -------
Net loss                                     $(2,143)        $(1,492)
                                             =======         =======
Net loss per share, basic and diluted        $ (0.56)        $ (0.49)
                                             =======         =======
Shares used in computing net loss per
    share, basic and diluted                   3,841           3,054
                                             =======         =======



See accompanying notes to the condensed financial statements.

                                 ACCRUE SOFTWARE, INC.
                               STATEMENTS OF CASH FLOWS
                               (UNAUDITED, IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                ------------------------
                                                                JUNE 30,        JUNE 30,
                                                                  1999            1998
                                                                --------        --------
Cash flows from operating activities:
    Net loss                                                     (2,143)        $(1,492)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                71              36
        Provision for sales returns and doubtful accounts            50              --
        Amortization of discount on line of credit                    7              --
        Stock-based compensation expense                          1,242              --
        Changes in operating assets and liabilities:
            Accounts receivable                                  (1,328)            113
            Prepaid expenses and other current assets               (30)            (47)
            Other assets                                           (170)             --
            Accounts payable                                        500             310
            Accrued liabilities                                      47              72
            Deferred revenue                                        376             (12)
                                                                 ------         -------
                Net cash used in operating activities            (1,378)         (1,020)
                                                                 ------         -------

Cash flows from investing activities:
    Acquisition of property and equipment                          (487)            (65)
                                                                 ------         -------
                Net cash used in investing activities              (487)            (65)
                                                                 ------         -------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net of
        issuance costs                                               --           1,502
    Proceeds from equipment loan                                    602              --
    Proceeds from note payable                                       --            (500)
    Proceeds from stock options exercised                           264
    Repayment of equipment loan                                     (34)             --
                                                                 ------         -------
                Net cash provided by financing activities           832           1,002
                                                                 ------         -------
Net decrease in cash and cash equivalents                        (1,033)            (84)
Cash and equivalents at beginning of period                       1,600             217
                                                                 ------         -------
Cash and equivalents at end of period                            $  567         $   133
                                                                 ======         =======

Supplemental disclosure of cash flow information:
    Notes payable converted to preferred stock                                  $   500
                                                                                =======



See accompanying notes to the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown. The balance sheet as of March 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form S-1 (File No. 333-79491) filed with the Securities and Exchange Commission.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

NOTE 2 - NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants, shares subject to repurchase and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

Net loss per share for the quarter ended June 30, 1998 does not include the effect of approximately 4,773,000 shares of convertible preferred stock outstanding, 1,287,408 stock options outstanding, 350,000 common stock warrants outstanding, or approximately 62,000 shares of common stock issued and subject to repurchase by the Company, because their effects are anti-dilutive.

Net loss per share for the quarter ended June 30, 1999 does not include the effect of approximately 10,280,000 shares of convertible preferred stock outstanding, 1,266,793 stock options outstanding, approximately 364,000 common stock warrants outstanding, or approximately 2,516,000 shares of common stock issued and subject to repurchase by the Company, because their effects are anti-dilutive.

Pro forma net loss per share has been computed as described above except that it gives effect to the conversion of preferred stock outstanding during the relevant period, as follows:

                                                                          THREE MONTHS ENDED
                                                                       ------------------------
                                                                       JUNE 30,        JUNE 30,
                                                                         1999            1998
                                                                       --------        --------
PRO FORMA NET LOSS PER SHARE, BASIC AND DILUTED:

Net loss                                                               $ (2,143)        $(1,492)
                                                                       ========         =======

Shares used in computing net loss per share, basic and diluted            3,841           3,054
Adjustment to reflect the assumed conversion of preferred stock          10,280           4,773
                                                                       --------         -------
Shares used in computing pro forma net loss, basic and diluted           14,121           7,827
                                                                       ========         =======
Pro forma net loss per share, basic and diluted                        $  (0.15)        $ (0.19)
                                                                       ========         =======

NOTE 3 - EQUITY TRANSACTIONS

For the three months ended June 30, 1998, the Company did not record any unearned stock compensation expense. For the three months ended June 30, 1999, the company recorded unearned stock compensation expense of $3,652,682 for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. Amortization of unearned compensation recognized for the three months ended June 30, 1998 and 1999 was $0 and $1,244,302, respectively.

During the quarter ended June 30, 1999, the Company granted options to purchase an aggregate of 653,000 shares of common stock pursuant to the Company's 1996 Stock Option Plan (the "Option Plan"), and the Company granted options to purchase 50,000 shares of common stock pursuant to the Company's 1999 Directors' Stock Option Plan. Also 1,226,279 shares of common stock were exercised pursuant to the Option Plan.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows:


                                   THREE MONTHS ENDED
                               --------------------------
                               JUNE 30,          JUNE 30,
                                 1999              1998
                               --------          --------
United States                  $  1,795          $    281
Foreign                             133                --
                               --------          --------
                               $  1,928          $    281
                               ========          ========

No customer individually accounted for more than 10% of revenue for the quarter ended June 30, 1999. Two customers individually accounted for 30% and 27% respectively of revenue for the quarter ended June 30, 1998.

NOTE 5 - SUBSEQUENT EVENT

A Registration Statement on Form S-1 (File No. 333-79491) was filed on May 27, 1999, and declared effective by the Commission on July 29, 1999. The Company offered an aggregate of 3,900,000 shares of its Common Stock for an aggregate offering price of $39.0 million (the "IPO"). Net of underwriters' discounts and commissions of 7% of the offering price, the Company received proceeds of $36.3 million from the IPO. In addition to the underwriters' discounts and commissions, the Company estimates that it incurred approximately $0.7 million in additional expenses related to the IPO, leaving it with approximately $35.6 million in net proceeds. Simultaneously with the closing of the IPO, all of the Company's convertible preferred stock was automatically converted into an aggregate of approximately 10,280,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed historical financial information and the notes thereto included in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Registration Statement on Form S-1 (File No. 333-79491).

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RICK FACTORS" IN

ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

Our principle product, Accrue Insight, is a software solution that collects stores and analyzes detailed Web site traffic information and visitor activity data and presents this information in detailed reports to help managers and marketers make more effective merchandising and marketing decisions. We sell Accrue Insight to customers for a license fee and also provide related maintenance services. In addition, we provide professional services to assist customers at every stage of Accrue Insight deployment, from identification of specific business needs through enterprise integration and customization of e-business analysis reporting, to delivering a rapid and effective implementation. We also offer an application hosting service, Accrue Site Knowledge (ASK) Service, that enables customers to outsource system administration responsibilities in connection with their purchase of Accrue Insight.

From our inception through March 31, 1997, our operations consisted primarily of start-up activities, such as raising capital, recruiting personnel, conducting research and development, developing our initial product, establishing the market for our initial product and purchasing operating assets. During fiscal 1998 and 1999, we continued to invest in research and development, building sales channels, expanding marketing activities and developing administrative operations. In January 1997 we began shipping our initial product, Accrue Insight 1.0 for analyzing Web site traffic. In February 1998 we released Accrue Insight 2.0, which added scalability and functionality to provide e-business analysis capabilities. In August 1998 we released Accrue Insight 2.5, which added personalized Web pages and push technology for distributing reports via email. From October 1998 through March 1999 we continued to expand the functional capabilities of Accrue Insight through a series of releases including an easy-to-use interface, a customized integration bridge with Vignette Story Server, and enhanced network collection technology. In April 1999, we released Accrue Insight 3.0, which adds new features that enhance Web data collection, analysis, storage and reporting and expands the amount and types of information captured, provides new information access and report distribution options, increases scalability, and improves manageability. The Accrue Site Knowledge
(ASK) Service, also introduced in April 1999, provides a new application hosting service that enables customers to outsource system administration responsibilities in connection with their purchase of Accrue Insight.

Substantially all of our product revenues through June 30, 1999 were attributable to licensing Accrue Insight and related products and support services. We anticipate that Accrue Insight will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Accrue Insight, or its failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

We generally recognized license revenue, net of estimated returns allowance, upon product shipment. Where multiple products or services are sold together under one contract, we allocate revenue to each element based on their relative fair value, with fair value being determined using the price charged when that element is sold separately. We recognize maintenance service revenue ratably over the term of the service agreement, and we recognize consulting service revenue as services are performed.

We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for less than 5% of our total revenue to date. We expect that sales derived through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. We offer multiple pricing models from usage-based to server- and CPU-based, allowing for additional revenue as a customer's e-business expands. Selling prices for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are charged on a time-and-materials basis or a fixed-fee basis for package services.

RESULTS OF OPERATIONS

Revenue. Total revenue was $1.9 million for the quarter ended June 30, 1999, an increase of 587.0% from $0.3 million for the quarter ended June 30, 1998. No customer accounted for more than 10% of revenue for the quarter ended June 30, 1999, and two customers individually accounted for 30% and 27% respectively of our revenue for the quarter ended June 30, 1998.

Software license revenue. Revenue from software licenses was $1.5 million for the quarter ended June 30, 1999 an increase of $1.3 million, or 734.2%, over $0.2 million for the quarter ended June 30, 1998. The majority of the growth in product revenue was due to higher unit sales volumes as a result of increased market awareness of our products, introductions of new features, increases in both the size and productivity of our sales force, and increased average dollar size of licenses. We anticipate that revenue from product licenses will continue to represent a substantial majority of our revenues in the future. We expect that because of our small but increasing revenue base, historical percentage growth rates of our product revenue will not be sustainable in the future.

Maintenance and service revenue. Maintenance and service revenue was $0.4 million for the quarter ended June 30, 1999 an increase of 312.3% from $36,000 for the quarter ended June 30, 1998. This growth is primarily due to expanded service offerings, more proactive sales of these offerings, and a higher proportion of renewals of maintenance contracts by existing customers. We expect that historical percentage growth rates of our maintenance and service revenue will not be sustainable in the future.

Cost of revenue. Cost of revenue consists of royalties paid to third parties and the salaries and related expenses for maintenance and service personnel. These costs were $0.3 million, or 13.0% of revenue, for the quarter ended June 30, 1999, representing an increase of 591.6% from $0.1 million, or 12.9% of revenue, for the quarter ended June 30, 1998. These dollar amount increases of cost of revenue reflect the higher volumes of product shipped and related third-party royalties. Because all development costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

Gross profit. Gross profit remained nearly flat at 87.0% for the quarter ended June 30, 1999 and 87.1% for the quarter ended June 30, 1998. In the future, we expect that royalties paid to third parties will increase in absolute dollars. In addition, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will increase as a percentage of total revenue as we expand our service offerings and maintain our maintenance contract renewal rates with customers. Maintenance and service revenue has lower gross margins than product revenue. For all of these reasons, we expect that our gross margins will decline.

Operating expenses. Total operating expenses were $3.8 million for the quarter ended June 30, 1999, an increase of 119.4% from $1.7 million for the quarter ended June 30, 1998. These increases were largely due to increased salaries and related expenses associated with newly hired employees, including stock-based compensation expense.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. During fiscal year 1999 some of the costs related to developing our customer support program were included in research and development. Effective as of fiscal year 2000 these costs are now included in cost of revenues. Research and development expenses were $0.7 million for the quarter ended June 30, 1999 and $0.7 million (including $70,000 for support program development) for the quarter ended June 30, 1998, representing 35.4% and 250.3% of revenue, respectively. The increase of $70,000 in absolute dollars is primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product and services offerings. We believe that research and development expenses will increase in dollar amount but decrease as a percentage of total revenue in the future. Research and development expenditures are charges to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $1.5 million for the quarter ended June 30, 1999, an increase of 123.6% from $0.7 million for the quarter ended June 30, 1998, representing 78.9% and 242% of revenue respectively. The increases were primarily due to increased headcount in our sales and marketing departments, and increased marketing communications expenditures associated with our products and services. We believe that sales and marketing expenses will increase in dollar amount but continue to decrease as a percentage of total revenue in the future.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, business development, and other related administrative functions, as well as legal and accounting costs. Information services were included in general and administrative expenses in prior fiscal years, however, effective with fiscal year 2000, these costs are being allocated to all departments based on headcount. General and administrative expenses were $0.3 million for the quarter ended June 30, 1999 and $0.3 million (including $34,000 in information services expenses) for the quarter ended June 30, 1998, representing 16.8% and 119.9% of revenue respectively. The increase in absolute dollars was primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations and facilities, and incur additional expenses associated with operating as a public company. However, we believe that general and administrative expenses will decrease as a percentage of total revenue in the future.

Stock-based compensation. Total stock-based compensation as of June 30, 1999 amounted to $9.7 million, of which approximately $1.2 million was amortized for the quarter ended June 30, 1999. The remaining balance will continue to be amortized over the vesting of the related options.

Other income (expense), net. Other income (expense), net consists of interest income, interest expense, other income and other expense. Other income (expense), net was $52,000 for the quarter ended June 30, 1999 and $18,000 for the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally through private sales of preferred stock, with net proceeds of $12.9 million and bank loans. We used $1.4 million of cash in operations for the quarter ended June 30, 1999 and $1.0 million of cash in operations for the quarter ended June 30, 1998. We used cash primarily to fund our net losses from operations. For the quarter ended June 30, 1999, cash used by operating activities was primarily attributable to our net loss of $2.1 million and an increase in accounts receivable of $1.3 million, offset in part by an increase in deferred revenue of $0.4 million, an increase in accounts payable of $0.5 million and stock-based compensation expense of $1.2 million. The increase in accounts receivable, provision for sales returns and doubtful accounts and deferred revenue were a result of higher unit sales of Accrue Insight. Cash provided by financing activities was $0.8 million for the quarter ended June 30, 1999 and $1.0 million for the quarter ended June 30, 1998. We have a $2.0 million working capital line of credit with Silicon Valley Bank, which expires in June 2000. Interest is payable monthly. There were no amounts outstanding under the line as of June 30, 1999.

Capital expenditures were $0.5 million for the quarter ended June 30, 1999, and $65,000 for the quarter ended June 30, 1998. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. We expect that our capital expenditures will continue to increase in the future. Since inception, we have generally funded the purchase of property and equipment with an equipment line of credit with a major financial institution. We expect to experience significant growth in our operating expenses in the future in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering completed in August 1999 will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 READINESS

"Year 2000 Issues" refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

        We have defined Year 2000 compliant as the ability to:

        o Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

        o Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

        o Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner; Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

        o       Recognize the Year 2000 as a leap year.

We designed our current products to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are Year 2000 compliant. We have tested our products for Year 2000 compliance. We continue to respond to customer questions about prior versions of our products on a case-by-case basis. We have not tested software obtained from third parties. However, we are seeking assurances from our vendors that licensed software is Year 2000 compliant. Despite assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenues, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could seriously harm our business, financial condition and results of operations. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

We are assessing our material internal information technology systems, including both our own software products and third party software and hardware technology, but we have not initiated an assessment of our non-information technology systems. We expect to complete testing of our information technology systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 compliant. We are not currently aware of any significant operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, they may face litigation costs and they may delay purchases or implementation of our products. Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, financial condition and results of operations could be seriously harmed.

We have funded our Year 2000 plan from cash balances and such costs in the past. To date, these costs have not been significant. We may incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business, financial condition and results of operations.

We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company interruptions caused by Year 2000 compliance failures.

RISK FACTORS

The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in the Company's Registration Statement on Form S-1 (File No. 333-79491).

WE HAVE A LIMITED OPERATING HISTORY.

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal year ended March 31, 1998, we generated $1.1 million in revenue, for the fiscal year ended March 31, 1999, we generated $3.0 million in revenue, and for the quarter ended June 30, 1999 we generated $1.9 million in revenue. Thus, we have only a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

We have not achieved profitability and we expect to incur net losses for the foreseeable future. We incurred net losses of $1.9 million for the fiscal year ended March 31, 1997, $3.9 million for the fiscal year ended March 31, 1998, $6.6 million for the fiscal year ended March 31, 1999 and $2.1 million for the quarter ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of $14.6 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

As we grow our business we expect operating expenses to increase significantly, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, we expect to incur additional costs and expenses related to the expansion of our sales force and distribution channels, the expansion of our product and services offerings, the development of relationships with strategic business partners, the expansion of management and infrastructure, and brand development, marketing and other promotional activities.

IF WE CANNOT FUND OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, WE MAY BE REQUIRED TO SELL ADDITIONAL STOCK, WHICH COULD DEPRESS OUR COMMON STOCK PRICE.

To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling securities. If our revenue fails to offset operating expenses, we may be required to fund future operations through the sale of additional common stock, which could cause our common stock price to decline.

FLUCTUATIONS IN OUR OPERATING RESULTS MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, particularly as a result of the risks we describe in this section. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

OUR SUCCESS DEPENDS ON CERTAIN KEY MANAGEMENT PERSONNEL.

Our success depends largely upon the continued services of our key management and technical personnel, the loss of which could seriously harm our business. In particular, we rely on Richard Kreysar, President, Chief Executive Officer and a director, and Bob Page, Vice President of Product Development and Chief Technical Officer. Messrs. Kreysar and Page do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees.

WE FACE INTENSE COMPETITION, WHICH COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS NOW AND IN THE FUTURE.

The market for e-business analysis solutions is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Our principal competitors today include vendors of software that target e-business customer data collection and analysis markets such as Andromedia, Inc., net.Genesis Corporation and WebTrends Corporation;developers of software that address only certain technology components of our products; and in-house development efforts by potential customers or partners.

We expect that if we are successful in our strategy to expand the scope of our products and services, we may encounter many additional, market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from traditional business intelligence and enterprise software vendors as the Internet software market continues to develop and expand. Some of these companies, as well as some other competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or adopt more aggressive pricing policies to gain market share. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations.

Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We may not be able to compete successfully against current and future competitors, in which case our business could suffer.

WE RELY ON SALES OF A SINGLE PRODUCT FOR OUR REVENUE.

We currently derive all of our revenue from the license and related upgrades, professional services and support of our Accrue Insight product. We expect that we will continue to depend on revenue related to new and enhanced versions of our Accrue Insight product for at least the next several quarters. We cannot be certain that we will be successful in upgrading and marketing our products and services or that we will successfully develop and market new products and services on a timely basis. If we do not continue to increase revenue related to our existing products and services or generate revenue from new products and services, our business would be seriously harmed.

IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN E-COMMERCE TECHNOLOGY, OUR PRODUCT REVENUE COULD DECLINE.

The market for our products is marked by rapid technological change, frequent new product introductions, Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. In developing our products, we have made, and will continue to make, assumptions with respect to which standards will be adopted by the industry, our customers and competitors. If the standards adopted are different from those, which we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. In addition, we may be required to make significant expenditures to adapt our products to changing or emerging technologies. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. E-business analysis technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could harm our business, operating results and financial condition.

THE FAILURE TO RETAIN AND ATTRACT KEY TECHNICAL PERSONNEL COULD HARM OUR
BUSINESS.

Because of the complexity of our products and technologies, we are substantially dependent upon the continued service of our existing product development personnel. In addition, we intend to hire a number of engineers with high levels of experience in designing and developing software and Internet-related products in time-pressured environments. The competition in Silicon Valley for qualified engineers in the computer software and Internet markets is intense. New personnel will require training and education and take time to reach full productivity. Our future success depends on our ability to attract, train and retain these key personnel.

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH.

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our direct sales and support organization consisted of 30 employees as of April 30, 1999 and 31 employees as of June 30, 1999. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel.

WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES ORGANIZATION WHICH COULD NEGATIVELY AFFECT BOTH OUR OPERATING RESULTS AND OUR ABILITY TO ASSIST OUR CUSTOMERS WITH THE IMPLEMENTATION OF OUR PRODUCTS.

Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their e-business analysis solutions. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate third-party resellers on how to use our products. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of customers grows. We generally bill our clients for our services on a time-and-materials basis. Failure to estimate accurately the resources and time required for an engagement, to manage our customers' expectations effectively regarding the scope of services to be delivered for an estimated price or to complete fixed-price engagements within budget, on time and to the customer's satisfaction could expose us to risks associated with cost overruns, and in some cases, penalties, and may harm our business. Although we plan to expand our services in order to address our customers' needs we cannot be certain that it will ever achieve profitability.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY.

Licenses and services sold to clients located outside the United State were less than 5% of our total revenue in fiscal year 1999 and 6.9% for the quarter ended June 30, 1999. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful. We initiated operations in selected international markets in the first quarter of fiscal 2000. Expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. To date, we have non-exclusive alliances with Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, and Itochu Techno-Science Corporation for distribution of our products in Japan, and Scientific Computers GmbH for distribution of our products in Europe. These alliances are not subject to binding agreements, have no specified performance requirements by us or our allied partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships.

We cannot assure you that we will be successful in expanding internationally. International operations are subject to other inherent risks, including such factors as protectionist laws and business practices that favor local competition, difficulties and costs of staffing and managing foreign operations, dependence on local vendors, multiple, conflicting and changing governmental laws and regulations, longer sales and collection cycles, foreign currency exchange rate fluctuations, political and economic instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity, and expenses associated with localizing products for foreign countries. If we fail to address these risks adequately our business may be seriously harmed.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO SUCCESSFULLY IDENTIFY AND INTEGRATE POTENTIAL ACQUISITIONS AND INVESTMENTS.

Due to the intensely competitive nature of the e-business analysis market, we believe that our success will depend on our ability to attain significant market share, which will depend in part on our ability to successfully identify and acquire businesses, products and technologies from third parties that are complementary to our existing products and services. We do not have any present understanding, nor are we having any discussions relating to any acquisition or investment. We cannot be certain that we will be able to rapidly expand our product and services offerings through these acquisitions or investments. Some of the risks we may encounter include complementary products and services may not be available on commercially reasonable terms; we may be unable to compete for acquisitions of products and services with many of our competitors who have greater financial resources than we do; acquired products and services may not meet the needs of our customers; we may incur difficulties associated with the integration of the personnel and operations of an acquired company with our personnel and operations; we may incur difficulties in assimilating acquired products, services or technologies, with our existing products, services and technologies; and integration of acquired and existing products and services may result in decreases in revenue from existing products and services.

These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to issue equity securities to pay for any future acquisition which could be dilutive to our existing stockholders. We may also have to incur debt which could contain covenants that restrict our operations. In addition, acquisitions and investments may have negative effect on our reported results of operations from acquisition-related charges and amortization of acquired technology and other intangibles. Any of these acquisition-related risks could harm our business.

OUR VARIED SALES CYCLES MAKE IT DIFFICULT TO BUDGET AND FORECAST OUR OPERATING RESULTS.

We have varied sales cycles because we generally need to educate potential clients regarding the use and benefits of our product applications. The stability of our sales cycle continues to evolve as our products mature. Our long sales cycle makes it difficult to predict the quarter in which sales may fall and to budget and forecast operating results. In addition, a significant portion of our sales fall within the last month of a quarter, making it difficult to predict revenue until late in the quarter and to adjust expenses accordingly.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY SMALL DELAYS IN CUSTOMER ORDERS OR PRODUCT INSTALLATIONS.

Small delays in customer orders can cause significant variability in our license revenue and operating results for any particular period. We derive a substantial portion of our revenue from the sale of software products and related services. Our revenue recognition policy requires us to deliver the software prior to recognizing any revenue for the product and to substantially complete the implementation of our product before we can recognize service revenue. Any end of quarter delays in orders for delivery or product installation schedules could harm operating results for that quarter.

IF THIRD-PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS IS NO LONGER AVAILABLE, OUR BUSINESS COULD BE HARMED.

We integrate third-party software as a component of our software. For example, we rely on Red Brick database technology licensed to us by Informix Software, Inc. to maintain data stored in our Accrue Insight product. This agreement terminates in March 2000, and we cannot be certain that Informix will renew this agreement. If Informix does not renew this agreement, we will be required to obtain similar technology from other parties, which may not be available to us on commercially reasonable terms. Although we plan to integrate additional database technology in our products prior to March 2000, we cannot be certain that we will be able to successfully integrate this technology prior to this date. We also incorporate graphic generation tools from VI/Visualize, Inc. in Accrue Insight. This agreement terminates in July 2000. If we cannot maintain licenses to key third-party software, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could seriously harm our business, financial results and results of operations.

IF WE FAIL TO SUCCESSFULLY PROMOTE OUR ACCRUE BRAND NAME OR IF WE INCUR SIGNIFICANT EXPENSES PROMOTING AND MAINTAINING OUR ACCRUE BRAND NAME, OUR BUSINESS COULD BE HARMED.

Due in part to the emerging nature of the market for e-business analysis solutions and the substantial resources available to many of our competitors, there may be a time-limited opportunity for us to achieve and maintain a significant market share. Developing and maintaining awareness of the Accrue brand name is critical to achieving widespread acceptance of our e-business analysis solutions. Furthermore, the importance of brand recognition will increase as competition in the market for our products increases. Successfully promoting and positioning the Accrue brand will depend largely on the effectiveness of our marketing efforts and our ability to develop reliable and useful products at competitive prices. Therefore, we may need to increase our financial commitment to creating and maintaining brand awareness among potential customers.

THE STRAIN THAT OUR GROWTH RATE PLACES UPON OUR SYSTEMS AND MANAGEMENT RESOURCES MAY ADVERSELY AFFECT OUR BUSINESS.

We have recently experienced a period of significant expansion of our operations that has placed a significant strain on our management, administrative and operational resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 22 at March 31, 1997, to 38 at March 31, 1998, to 59 at March 31, 1999, and 63 at June 30, 1999. Furthermore, our Chief Financial Officer joined us in April 1999 and has had limited exposure to our prior operations. In addition, we intend to further expand our finance, administrative and operations staff. Any failure to properly manage our growth could have a material adverse effect on our business, results of operations, and financial condition. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial, and operational systems, procedures, and controls on a timely basis. We may not be able to complete the necessary improvements to our systems, procedures, and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, retain, motivate, and manage required personnel and may not be able to successfully identify, manage, and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Failure of our revenue to increase along with these expenses during any fiscal period could have a materially adverse impact on our financial results for that period.

ACCRUE INSIGHT, OUR MOST IMPORTANT PRODUCT, IS NOT PROTECTED BY A PATENT. IF ANOTHER PARTY WERE TO USE THIS TECHNOLOGY, OUR BUSINESS WOULD SUFFER.

We regard substantial elements of our e-business analysis solutions as proprietary and attempt to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could have a material adverse effect on our business. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property or design around patents issued to us.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In addition to the technology we have developed internally, we also use code libraries developed and maintained by third parties and have acquired or licensed technologies from other companies. Our internally developed technology, the code libraries, or the technology we acquired or licensed may infringe a third party's intellectual property rights who may bring claims against us alleging infringement of their intellectual property rights. We have recently received a letter from a patent holder regarding possible infringement of their U.S. patent. We have investigated this patent and believe we have meritorious defenses to any claims that could be asserted. Any infringement or claim of infringement could have a material adverse effect on our business. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are not currently involved in any intellectual property litigation. However, as the number of entrants into our market increases, the possibility of an intellectual property claim against us grows and we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights, would likely be time-consuming and expensive to defend and would divert management time and attention. Any potential intellectual property litigation could also force us to cease selling, incorporating, or using products or services that incorporate the challenged intellectual property; obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and/or redesign those products or services that incorporate infringing technology.

Any of these results could seriously harm our business.

PRODUCT DEFECTS COULD LEAD TO LOSS OF CUSTOMERS, WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects, including Year 2000 errors, the occurrence of which could result in adverse publicity, loss of or delay in market acceptance, or claims by customers against us, any of which could harm our business, results of operations, and financial condition. In addition, our products and product enhancements are very complex and may from time to time contain errors or result in failures that we did not detect or anticipate when introducing our products or enhancements to the market. The computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers.

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS THAT COULD REQUIRE CONSIDERABLE EFFORT AND EXPENSE TO DEFEND AND WHICH COULD HARM OUR BUSINESS.

Our products are used to monitor the traffic data of our customers' Web sites, and to segment, analyze and report this data. These and other functions that our products provide are often critical to our customers, especially in light of the considerable resources many organizations spend on the development and maintenance of their Web sites. Our end-user licenses contain provisions that limit our exposure to product liability claims, but these provisions may not be enforceable in all jurisdictions. Additionally, we maintain limited products liability insurance. To the extent our contractual limitations are unenforceable or these claims are not covered by insurance, a successful products liability claim could harm our business.

RISKS RELATED TO OUR INDUSTRY

EVOLVING REGULATION OF THE INTERNET MAY HARM OUR BUSINESS.

As e-commerce continues to evolve, increasing regulation by federal, state, or foreign agencies becomes more likely. This regulation is likely in the areas of user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. Typically, our products capture traffic data when consumers, business customers or employees visit a Web site. The perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. We are not aware of any similar legislation or regulatory requirements currently in effect in the United States. Other countries and political entities, such as the European Economic Community, have adopted legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business could be harmed. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of e-commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on e-commerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial condition.

OUR SUCCESS DEPENDS ON CONTINUED USE AND EXPANSION OF THE INTERNET.

Continued expansion in the sales of our e-business analysis solutions will depend upon the continued growth of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet and online services as a medium of commerce and communication. Demand and market acceptance for recently-introduced products and services relating to the Internet are subject to a high level of uncertainty and few proven products and services exist. If the Internet does not continue to grow as a widespread communications medium and commercial marketplace, the demand for our e-business analysis solutions could be significantly reduced. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary products, such as high speed modems. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Additionally, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is exposed to the impact of interest rate changes, foreign currency fluctuation, and changes in the market values of it investments.

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

FOREIGN CURRENCY RISK

International revenues were less than 10% of total revenue. To date, international sales are made by our direct sales force or through international alliances and are all transacted in U.S. dollars. However, as we continue to increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not involved in any legal proceedings that are material to its business or financial condition.

ITEM 2. CHANGE IN SECURITIES

a.      Not applicable

b.      Not applicable

c. Securities sold during the quarter ended June 30, 1999 that were not registered under the Securities Act.

The sales of the securities listed below were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contract relating to compensation as provided under such rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the company.

        (i) During the quarter ended June 30, 1999, the Company granted options to purchase an aggregate of 653,000 shares of Common Stock to an aggregate of 23 directors, officers and employees pursuant to the Company's 1996 Stock Option Plan (the "Option Plan").

        (ii) During the quarter ended June 30, 1999, options to purchase an aggregate of 1,226,279 shares of Common Stock were exercised by an aggregate of 27 directors, officers and employees pursuant to the Option Plan.

        (iii) During the quarter ended June 30, 1999, the Company granted options to purchase 50,000 shares of Common Stock to 1 director pursuant to the Company's 1999 Directors' Stock Option Plan.

d.      Use of proceeds from sale of Registered Securities.

On August 4, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were BancBoston Robertson Stephens and Thomas Weisel Partners, LLC, (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-79491) that was declared effective by the SEC on July 29, 1999. The offering commenced on July 30, 1999, on which date 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $10.00 per share. The aggregate price of the offering amount registered and sold was $39,000,000. In connection with the offering, the Company paid an aggregate of $2,730,000 in underwriting discounts and commissions to the Underwriters and the aggregate proceeds to the company were approximately $35.6 million after deducting estimated offering expenses of $700,000. The Underwriters also have an overallotment option to purchase 585,000 shares, which expires on August 29, 1999. If the Underwriters exercise their option in full, then the aggregate price of the offering will be $44,850,000. The aggregate underwriting discounts and commissions to the Underwriters will be $3,139,500 and the aggregate net proceeds to the Company will be $41.0 million after deducting estimated offering expenses of $700,000.

The Company currently expects to use the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each of these purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. Accordingly, although we have no present commitments or agreements with respect to such acquisitions, management will have significant discretion in applying the net proceeds of this offering.

None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Accrue or their associates, persons owning 10% or more of any class of equity securities of Accrue, or an affiliate of Accrue.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In May 1999, in a written consent of the stockholders of Accrue, a majority of the outstanding Common Stock and a majority of the outstanding Preferred Stock approved (A) the adoption of the Company's 1999 Employee Stock Purchase Plan, including the reservation of 500,000 shares of Common Stock thereunder; (B) the adoption of the Company's 1999 Directors' Option Plan, including the reservation of 200,000 shares of Common Stock thereunder; (C) certain amendments to the Company's 1996 Stock Plan, including providing for an automatic annual increase to the shares available for issuance under such plan on the first trading day of each fiscal year of the Company from 2000 to 2006 by an amount equal to the lesser of (i) three percent of the total number of the Company's Common Stock issued and outstanding as of the last business day of the immediately preceding fiscal year, or (ii) 600,000 shares, and to limit the number of shares subject to options that may be granted to any one employee during any fiscal year to 2,000,000 shares; (D) an amendment to the Company's Amended and Restated Certificate of Incorporation to provide for automatic conversion of Preferred Stock to Common Stock upon an initial public offering at a minimum public offering price of $7.00 per share which results in aggregate cash proceeds to the Company of at least $15,000,000; and (E) the Company's Amended and Restated Certificate of Incorporation authorizing 75,000,000 shares of Common Stock and 5,000,000 shares of undesignated Preferred Stock, which was filed with the Delaware Secretary of State in connection with the closing of the Company's initial public offering.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      The following exhibit is attached hereto:

        27.1    Financial Data Schedule (First Quarter 1999)

b.      None.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACCRUE SOFTWARE, INC.

                                        By: /s/ GREGORY C. WALKER
                                           -------------------------------------
                                           GREGORY C. WALKER
                                           CHIEF FINANCIAL OFFICER (PRINCIPAL
                                           ACCOUNTING AND FINANCE OFFICER)



Date:  AUGUST 12, 1999

                               INDEX TO EXHIBITS

       Number                   Description
       ------                   -----------
        27.1    Financial Data Schedule