Form 10-Q
period 1999-09-30
ACCRUE SOFTWARE INC
filed 1999-11-15
CIK 1087243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                        Commission file number 000-26437

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]  No [X]

         As of November 12, 1999, there were 25,055,092 shares of the registrant's Common Stock outstanding.

                              ACCRUE SOFTWARE, INC.
                                      INDEX


                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             AT SEPTEMBER 30, 1999 AND MARCH 31, 1999                        3
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             SEPTEMBER 30, 1999 AND 1998                                     4
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998            5
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                                8

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              21

PART II.  OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS                                                       21

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                               21

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                         22

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     22

         ITEM 5.    OTHER INFORMATION                                                       22

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                        22

SIGNATURES                                                                                  22

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              ACCRUE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         SEPTEMBER 30,     MARCH 31,
                                                             1999            1999
                                                         -------------     ---------
                                                          (UNAUDITED)
ASSETS

    Current assets:
      Cash and cash equivalents                            $ 40,888        $  2,862
      Accounts receivable, net                                3,785           2,005
      Prepaid expenses and other current assets                 507             188
                                                           --------        --------
    Total current assets                                     45,180           5,055

    Property and equipment, net                               1,652             894

    Other assets, net                                            24             160
                                                           --------        --------
TOTAL ASSETS                                               $ 46,856        $  6,109
                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable                                     $    722        $    475
      Accrued liabilities                                     1,502             791
      Accrued liabilities - merger                            2,924              --
      Deferred revenue                                        2,661           1,127
      Current portion long term debt                             --             136
                                                           --------        --------
    Total current liabilities                                 7,809           2,529

    Long term debt, net of current portion                       --             169
                                                           --------        --------
    Total liabilities                                         7,809           2,698
                                                           --------        --------

    Stockholders' equity:
      Convertible preferred stock, $0.001 par value;             --          15,517
      Common stock, $0.001 par value                             25               7
      Additional paid-in capital                             67,371           6,803
      Notes receivable from stockholders                       (213)           (213)
      Unearned compensation                                  (6,175)         (4,930)
      Accumulated deficit                                   (21,961)        (13,773)
                                                           --------        --------
    Total stockholders' equity                               39,047           3,411
                                                           --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 46,856        $  6,109
                                                           ========        ========


See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                           SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                               1999            1998             1999            1998
                                           -------------   -------------    -------------   -------------
Net revenue:
     Software license                        $  2,784         $   573         $  5,395         $ 1,060
     Maintenance and service                      766             252            1,341             391
                                             --------         -------         --------         -------
         Total revenue                          3,550             825            6,736           1,451
Cost of revenues:
     Software license                             101              65              200             103
     Maintenance and service                      364              46              600              93
                                             --------         -------         --------         -------
         Total cost of revenues                   465             111              800             196
                                             --------         -------         --------         -------
Gross profit                                    3,085             714            5,936           1,255
                                             --------         -------         --------         -------

Operating expenses:
     Research and development                   1,035             676            1,829           1,463
     Sales and marketing                        3,125           1,141            5,458           2,142
     General and administrative                   577             427            1,114             821
     Merger costs                               3,560              --            3,560              --
     Stock-based compensation expense           1,146             173            2,407             173
                                             --------         -------         --------         -------
         Total operating expenses               9,443           2,417           14,368           4,599
                                             --------         -------         --------         -------
Loss from operations                           (6,358)         (1,703)          (8,432)         (3,344)
Other income, net                                 288              18              244               3
                                             --------         -------         --------         -------
Net loss                                     $ (6,070)        $(1,685)        $ (8,188)        $(3,341)
                                             ========         =======         ========         =======
Net loss per share, basic and diluted        $  (0.37)        $ (0.36)        $  (0.74)        $ (0.73)
                                             ========         =======         ========         =======
Shares used in computing net loss per
     share, basic and diluted                  16,283           4,644           11,122           4,575
                                             ========         =======         ========         =======


See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                             SIX MONTHS ENDED
                                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                                           1999            1998
                                                                       -------------   -------------
Cash flows from operating activities:
     Net loss                                                            $ (8,188)        $(3,341)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                        230             101
         Provision for sales returns and doubtful accounts                     85              --
         Amortization of discount on line of credit                             7              --
         Stock-based compensation expense                                   2,407             173
         Changes in operating assets and liabilities:
            Restricted cash                                                    --              37
            Accounts receivable                                            (1,865)           (124)
            Prepaid expenses and other current assets                        (319)              1
            Other assets                                                      127              --
            Accounts payable                                                  247             124
            Accrued liabilities                                               711             165
            Accrued costs related to mergers and acquisitions               2,924              --
            Deferred revenue                                                1,534             235
                                                                         --------         -------
                Net cash used in operating activities                      (2,100)         (2,629)
                                                                         --------         -------

Cash flows from investing activities:
     Acquisition of property and equipment                                   (980)           (181)
                                                                         --------         -------
                Net cash used in investing activities                        (980)           (181)
                                                                         --------         -------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock, net of
         issuance costs                                                        --           7,360
     Proceeds from initial public offering, net of issuance costs          40,854              --
     Proceeds from equipment loan                                             602              --
     Proceeds from note payable                                                --            (520)
     Proceeds from stock options exercised                                    557              42
     Repayment of equipment loan                                             (907)            (34)
                                                                         --------         -------
                Net cash provided by financing activities                  41,106           6,848
                                                                         --------         -------
Net increase in cash and cash equivalents                                  38,026           4,038
Cash and equivalents at beginning of period                                 2,862             479
                                                                         --------         -------
Cash and equivalents at end of period                                    $ 40,888         $ 4,517
                                                                         ========         =======
Supplemental disclosure of cash flow information:
     Notes payable converted to preferred stock                                           $   500
                                                                                          =======
     Convertible preferred stock converted to common stock               $ 15,517
                                                                         ========


See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown. The balance sheet as of March 31, 1999 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form S-1 (File No. 333-79491) and the Company's Form 8-K dated September 30, 1999, filed with the Securities and Exchange Commission. The condensed consolidated financial statements have been restated to reflect the September 1999 acquisition of Marketwave Corporation, which was accounted for as a pooling of interests.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

Components of the consolidated results of operations of Accrue and Marketwave prior to acquisition are as follows (in thousands):

                      THREE MONTHS ENDED                SIX MONTHS ENDED
                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                    1999             1998             1999             1998
                -------------    -------------    -------------    -------------
Net revenues:
  Accrue           $ 2,570          $   484          $ 4,498          $   765
  Marketwave           980              341            2,238              686
                   -------          -------          -------          -------
                   $ 3,550          $   825          $ 6,736          $ 1,451
                   =======          =======          =======          =======

Net loss:
  Accrue           $(5,107)         $(1,456)         $(7,250)         $(2,947)
  Marketwave          (963)            (229)            (938)            (394)
                   -------          -------          -------          -------
                   $(6,070)         $(1,685)         $(8,188)         $(3,341)
                   =======          =======          =======          =======

NOTE 2 - NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants, shares subject to repurchase and non-converted convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

Net loss per share for the three and six months ended September 30, 1998 does not include the effect of approximately 10,753,135 shares of convertible preferred stock outstanding, 1,949,000 stock options outstanding, 350,000 common stock warrants outstanding, and 1,656,725 shares of common stock issued and subject to repurchase by the Company, because their effects are anti-dilutive.

Net loss per share for the three and six months ended September 30, 1999 does not include the effect of approximately 2,505,700 stock options outstanding, 20,000 common stock warrants outstanding, and 2,195,632 shares of common stock issued and subject to repurchase by the Company, because their effects are anti-dilutive.

Pro forma net loss per share is computed using the outstanding number of common shares, less shares subject to repurchase, at the end of the period and the assumed conversion of preferred stock, as follows (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      1999            1998            1999            1998
                                                  -------------   -------------   -------------   -------------
PRO FORMA NET LOSS PER SHARE, BASIC
AND DILUTED:

Net loss                                            $ (6,070)       $ (1,685)       $ (8,188)       $ (3,341)
                                                    ========        ========        ========        ========
Shares outstanding at respective period end           24,755           6,365          24,755           6,365
Shares subject to repurchase                          (2,195)         (1,657)         (2,195)         (1,657)
Adjustment to reflect the assumed
conversion of preferred stock                                         10,753                          10,753
                                                    --------        --------        --------        --------
Shares used in computing pro forma
net loss, basic and diluted                           22,560          15,461          22,560          15,461
                                                    ========        ========        ========        ========
Pro forma net loss per share, basic and
diluted                                             $  (0.27)       $  (0.11)       $  (0.36)       $  (0.22)
                                                    ========        ========        ========        ========

NOTE 3 - EQUITY TRANSACTIONS

For the three and six months ended September 30, 1998, the Company recorded unearned stock-based compensation expense of $6,019,638. For the three and six months ended September 30, 1999, the Company recorded unearned stock-based compensation of $11,600 and $3,652,282, respectively, for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. Amortization of unearned compensation recognized for the three and six months ended September 30, 1998 was $172,802 and for the three and six months ended September 30, 1999 was $1,146,414 and $2,406,695, respectively.

During the three and six months ended September 30, 1999, the Company granted options to purchase an aggregate of 792,572 and 1,485,824, shares of common stock, respectively, pursuant to the Company's 1996 Stock Option Plan (the "Option Plan"). Also 103,587 and 1,438,054 shares of common stock were exercised pursuant to the Option Plan.

See Note 5 for acquisition of Marketwave Corporation.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows (in thousands):

                              THREE MONTHS ENDED            SIX MONTHS ENDED
                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                             1999           1998           1999           1998
                         -------------  -------------  -------------  -------------
      United States         $3,184         $  773         $6,002         $1,352
      Foreign                  366             52            734             99
                            ------         ------         ------         ------
                            $3,550         $  825         $6,736         $1,451
                            ======         ======         ======         ======

One customer accounted for 12% of revenue for the quarter ended September 30, 1999, and one customer accounted for 12% of revenue for the quarter ended September 30, 1998. No one customer accounted for more than 10% of revenue for the six months ended September 30, 1999 and one customer accounted for 11% of revenue for the six months ended September 30, 1998.

NOTE 5 - ACQUISITION

On September 30, 1999, the Company completed the acquisition of Marketwave Corporation, a Washington corporation. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged approximately 3,446,414 shares of Accrue Common Stock for all of Marketwave outstanding common stock and unexpired and unexercised options to acquire Marketwave capital stock. The condensed consolidated financial statements for the three and six month periods ended September 30, 1999 include nonrecurring expenses of $3.6 million relating to costs incurred with this transaction. The costs include investment banking and financial advisory fees of approximately $1.3 million and other merger related expenses totaling $2.4 million. Other merger related expenses consist of professional services ($0.5 million), severance costs, which relate to termination of certain employees with redundant job functions in substantially all functional areas ($1.1 million), stock-based compensation expense ($0.3 million) and other merger related expenses ($0.4 million).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed historical financial information and the notes thereto included in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Registration Statement on Form S-1 (File No. 333-79491) and subsequently filed reports on Form 10-Q.

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

OVERVIEW

Accrue Software was founded in 1996 and is headquartered in Fremont, California with regional sales offices throughout the US, and an international office in London, England. Our principle product, Accrue Insight, is a software solution that collects stores and analyzes detailed Web site traffic information and visitor activity data and presents this information in detailed reports to help managers and marketers make more effective merchandising and marketing decisions. We sell Accrue Insight to customers for a license fee and also provide related maintenance services. In addition, we provide professional services to assist customers at every stage of Accrue Insight deployment, from identification of specific business needs through enterprise integration and customization of e-business analysis reporting, to delivering a rapid and effective implementation. We also offer an application hosting service, Accrue Site Knowledge (ASK) Service, that enables customers to outsource system administration responsibilities in connection with their purchase of Accrue Insight.

On September 30, 1999, the Company completed the acquisition of Marketwave Corporation, a Washington corporation. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged approximately 3,446,414 shares of Accrue Common Stock for all of Marketwave outstanding capital stock and unexpired and unexercised options to acquire Marketwave capital stock. The condensed consolidated financial statements for the three and six month periods ended September 30, 1999 include nonrecurring expenses of $3.6 million relating to costs incurred with this transaction. The historical financial information has been restated to reflect the acquisition of Marketwave Corporation.

Marketwave Corporation was founded in 1996 to provide software that allows marketing and business professional to maximize their Internet marketing opportunities. Marketwave's Hit List Live 4.0 is an enterprise-class Windows NT ebusiness analysis program that uses a proprietary technology called DataLink
(TM) to integrate Web traffic with traditional business data such as accounting and sales databases, allowing marketing and advertising managers to see real return on investment data and track how changes in visitors' demographics affect browsing and purchasing behavior. This is accomplished by providing information about how visitors found the site, what paths the visitors used once at the site, what type of information visitors are searching for when at the site, and which parts of the site are getting the most traffic.

Marketwave's Seattle location will become another Accrue facility, focusing on the Hit List solutions for development, customer service and marketing while Accrue Insight will continue to be supported and developed in California.

Substantially all of our product revenues through September 30, 1999 were attributable to licensing Accrue Insight, Accrue Hit List and related products and support services. We anticipate that these will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Accrue Insight, Accrue Hit List, or related products and services, or its failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

Revenue. Total revenues were $3.6 million and $6.7 million for the three and six months ended September 30, 1999, respectively, an increase of 330% from $0.8 million for the quarter ended September 30, 1998 and an increase of 364% from $1.5 million for the six months ended September 30, 1998. One customer accounted for 12% of revenue for the quarter ended September 30, 1999, and one customer accounted for 12% of revenue for the quarter ended September 30, 1998. No one customer accounted for more than 10% of revenue for the six months ended September 30, 1999 and one customer accounted for 11% of revenue for the six months ended September 30, 1998.

Software license revenue. Revenue from software licenses was $2.8 million for the quarter ended September 30, 1999 an increase of $2.2 million, or 386%, over $0.6 million for the quarter ended September 30, 1998. For the six months ended September 30, 1999, revenue from software licenses was $5.4 million an increase of $4.3 million, or 409%, over $1.1 million for the six months ended September 30, 1998. The majority of the growth in product revenue was due to higher unit sales volumes and an increase in the average dollar size of licenses. We anticipate that revenue from product licenses will continue to represent a substantial majority of our revenues in the future. We expect that because of our small but increasing revenue base, historical percentage growth rates of our product revenue will not be sustainable in the future.

Maintenance and service revenue. Maintenance and service revenues were $0.8 million and $1.3 million for the three and six months ended September 30, 1999, respectively, representing increases of 204% from $0.3 million and 243% from $0.4 million from the corresponding periods in fiscal 1998. This growth is primarily due to expanded service offerings, more proactive sales of these offerings, and a higher proportion of renewals of maintenance contracts by existing customers. We expect that historical percentage growth rates of our maintenance and service revenue will not be sustainable in the future.

Cost of revenue. Cost of revenue consists of royalties paid to third parties and the salaries and related expenses for maintenance and service personnel. These costs were $0.5 million and $0.8 million, or 13% and 12% of revenue, respectively, for the three and six months ended September 30, 1999, as compared to $0.1 million and $0.2 million or 13% and 14% of revenue in the corresponding periods in fiscal 1998. These dollar amount increases of cost of revenue reflect the higher volumes of product shipped and related third-party royalties. Because all development costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

Gross profit. Gross profit remained nearly flat at 86.9% and 86.6% for the quarters ended September 30, 1999 and 1998, and 88.1% and 86.5% for the six months ended September 30, 1999 and 1998. In the future, we expect that royalties paid to third parties will increase in absolute dollars. In addition, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will increase as a percentage of total revenue as we expand our service offerings and maintain our maintenance contract renewal rates with customers. Maintenance and service revenue has lower gross margins than product revenue. For all of these reasons, we expect that our gross margins will decline.

Operating expenses. Total operating expenses were $9.4 million for the quarter ended September 30, 1999, or 266% of net revenues as compared to $2.4 million or 293% of net revenues for the quarter ended September 30, 1998. For the six months ended September 30, 1999, total operating expenses were $14.4 million, or 213% of revenue, as compared to $4.6 million, or 317% of revenue for the six months ended September 30, 1998. The increases in absolute dollars were largely due to increased salaries and related expenses associated with newly hired employees, stock-based compensation expenses, and nonrecurring expenses of $3.6 million related to the Marketwave acquisition.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $1.0 million for the quarter ended September 30, 1999, or 29% of revenue, as compared to $0.7 million, or 82% of revenue for the quarter ended September 30, 1998. For the six months ended September 30, 1999, research and development expenses were $1.8 million, or 27% of revenue, as compared to $1.5 million, or 101% of revenue for the six months ended September 30, 1998. The increase in absolute dollars is primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product and services offerings. We believe that research and development expenses will increase in dollar amount but decrease as a percentage of total revenue in the future. Research and development expenditures are charges to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $3.1 million, or 88% of revenue, for the quarter ended September 30, 1999, compared to $1.1 million, or 138% of revenue for the quarter ended September 30, 1998. For the six months ended September 30, 1999, sales and marketing expenses were $5.5 million, or 81% of revenue, as compared to $2.1 million, or 148% of revenue for the six months ended September 30, 1998. The increases were primarily due to increased headcount in our sales and marketing departments, and increased marketing communications expenditures associated with our products and services. We believe that sales and marketing expenses will increase in dollar amount but continue to decrease as a percentage of total revenue in the future.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, business development, and other related administrative functions, as well as legal and accounting costs. General and administrative expenses were $0.6 million, or 16% of revenue, for the quarter ended September 30, 1999, as compared to $0.4 million, or 52% of revenue for the quarter ended September 30, 1998. For the six months ended September 30, 1999, general and administrative expenses were $1.1 million, or 17% of revenue, as compared to $0.8, or 57% of revenue for the six months ended September 30, 1998. The increase in absolute dollars was primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations and facilities, and incur additional expenses associated with operating as a public company. However, we believe that general and administrative expenses will decrease as a percentage of total revenue in the future.

Mergers and acquisitions expense. During September 1999 the Company completed the acquisition of Marketwave Corporation through the issuance of Accrue Common Stock. The Company recorded nonrecurring charges of $3.6 million relating to the costs of this transaction.

Stock-based compensation. Total stock-based compensation as of September 30, 1999 amounted to $9.9 million, of which approximately $1.1 million was amortized for the quarter ended September 30, 1999 and $2.4 million was amortized for the six months ended September 30, 1999. Total stock-based compensation as of September 30, 1998 amounted to $6.0 million, of which approximately $0.2 million was amortized for the three and six months ended September 30,1998. The remaining balance will continue to be amortized over the vesting of the related options.

Other income (expense), net. Other income (expense), net consists of interest income, interest expense, other income and other expense. Other income (expense), net was $288,000 for the quarter ended September 30, 1999 and $18,000 for the quarter ended September 30, 1998. Other income (expense), net was $244,000 for the six months ended September 30, 1999 and $3,000 for the six months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally through private sales of preferred stock, with net proceeds of $12.9 million, bank loans, and with the net proceeds of $40.9 million from our initial public offering completed in August of 1999. We used $1.9 million of cash in operations for the six months ended September 30, 1999 and $2.6 million of cash in operations for the six months ended September 30, 1998. We used cash primarily to fund our net losses from operations. For the six months ended September 30, 1999, cash used by operating activities was primarily attributable to our net loss of $8.2 million and an increase in accounts receivable of $1.9 million, offset in part by an increase in deferred revenue of $1.5 million, an increase in accrued liabilities of $0.7 million, an increase in accrued costs related to mergers and acquisitions of $2.9 million and stock-based compensation expense of $2.6 million. The increase in accounts receivable, provision for sales returns and doubtful accounts and deferred revenue were a result of higher unit sales of Accrue Insight. Cash provided by financing activities was $40.9 million for the six months ended September 30, 1999 and $6.8 million for the six months ended September 30, 1998. We have a $2.0 million working capital line of credit with Silicon Valley Bank, which expires in June 2000. Interest is payable monthly. There were no amounts outstanding under the line as of September 30, 1999.

Capital expenditures were $1.0 million for the six months ended September 30, 1999, and $0.2 million for the six months ended September 30, 1998. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. We expect that our capital expenditures will continue to increase in the future. We expect to experience significant growth in our operating expenses in the future in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering completed in August 1999 will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

We are assessing our material internal information technology systems, including both our own software products and third party software and hardware technology. We expect to complete testing of our information technology systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 compliant. We are not currently aware of any significant operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

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

We have funded our Year 2000 plan from cash balances and such costs in the past. To date, these costs have not been significant. Although we do not expect to, we may incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business, financial condition and results of operations.

We are in process of finalizing a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company interruptions caused by Year 2000 compliance failures.

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

WE HAVE A LIMITED OPERATING HISTORY.

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal year ended March 31, 1998, we generated $2.0 million in revenue, for the fiscal year ended March 31, 1999, we generated $4.7 million in revenue, and for the six months ended September 30, 1999 we generated $6.7 million in revenue. Thus, we have only a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

We have not achieved profitability and we expect to incur net losses for the foreseeable future. We incurred net losses of $2.0 million for the fiscal year ended March 31, 1997, $4.2 million for the fiscal year ended March 31, 1998, $7.6 million for the fiscal year ended March 31, 1999 and $8.2 million for the six months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $22.0 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

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

WE RELY ON SALES OF A SINGLE PRODUCT LINE FOR OUR REVENUE.

We currently derive all of our revenue from the license and related upgrades, professional services and support of our Accrue Insight and Accrue Hit List products. We expect that we will continue to depend on revenue related to new and enhanced versions of these products for at least the next several quarters. We cannot be certain that we will be successful in upgrading and marketing our products and services or that we will successfully develop and market new products and services on a timely basis. If we do not continue to increase revenue related to our existing products and services or generate revenue from new products and services, our business would be seriously harmed.

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH.

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our direct sales and support organization consisted of 30 employees as of April 30, 1999 and 48 employees as of September 30, 1999, including the September, 1999 addition of 11 people from Marketwave. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel.

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

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY.

Licenses and services sold to clients located outside the United State for the three and six months ended September 30, 1999 were 10.3% and 10.9%, respectively, of our total revenue and 6.3% and 6.8%, respectively, for the three and six months ended September 30, 1998. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful. We initiated operations in selected international markets in the first quarter of fiscal 2000. Expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. To date, we have non-exclusive alliances with Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, and Itochu Techno-Science Corporation for distribution of our products in Japan, and Scientific Computers GmbH for distribution of our products in Europe. These alliances are not subject to binding agreements, have no specified performance requirements by us or our allied partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships.

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

THE STRAIN THAT OUR GROWTH RATE PLACES UPON OUR SYSTEMS AND MANAGEMENT RESOURCES MAY ADVERSELY AFFECT OUR BUSINESS.

We have recently experienced a period of significant expansion of our operations that has placed a significant strain on our management, administrative and operational resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 22 at March 31, 1997, to 38 at March 31, 1998, to 59 at March 31, 1999, and 95 at September 30, 1999 including the September, 1999 addition of 20 people from Marketwave. Furthermore, our Chief Financial Officer joined us in April 1999 and has had limited exposure to our prior operations. In addition, we intend to further expand our finance, administrative and operations staff. Any failure to properly manage our growth could have a material adverse effect on our business, results of operations, and financial condition. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial, and operational systems, procedures, and controls on a timely basis. We may not be able to complete the necessary improvements to our systems, procedures, and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, retain, motivate, and manage required personnel and may not be able to successfully identify, manage, and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Failure of our revenue to increase along with these expenses during any fiscal period could have a materially adverse impact on our financial results for that period.

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

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates ot the Company may suffer losses in principle if forced to sell securities which have declined in market value due to changes in interest rates.

FOREIGN CURRENCY RISK

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

ITEM 2.  CHANGE IN SECURITIES

a.   Not applicable

b.   Not applicable

c. Securities sold during the quarter ended September 30, 1999 that were not registered under the Securities Act.

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

     (i) During the quarter ended September 30, 1999, the Company granted options to purchase an aggregate of 798,500 shares of Common Stock to an aggregate of 40 directors, officers and employees pursuant to the Company's 1996 Stock Option Plan (the "Option Plan").

     (ii) During the quarter ended September 30, 1999, options to purchase an aggregate of 103,519 shares of Common Stock were exercised by an aggregate of 9 directors, officers and employees pursuant to the Option Plan.

     (iii) Pursuant to the acquisition of Marketwave Corporation on September 30, 1999, the Company issued 3,446,414 shares of Accrue Common Stock to the stockholders and optionholders of Marketwave Corporation in exchange for all outstanding capital stock and all unexpired and unexercised options to acquire capital stock.

d.   Use of proceeds from sale of Registered Securities.

On August 4, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were BancBoston Robertson Stephens and Thomas Weisel Partners, LLC, (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-79491) that was declared effective by the SEC on July 29, 1999. The offering commenced on July 30, 1999, on which date 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $10.00 per share. The aggregate price of the offering amount registered and sold was $39,000,000. In connection with the offering, the Company paid an aggregate of $2,730,000 in underwriting discounts and commissions to the Underwriters and the aggregate proceeds to the Company were approximately $35.6 million after deducting estimated offering expenses of $700,000. The Underwriters also had an overallotment option to purchase 585,000 shares, which closed on August 26, 1999. The aggregate price of the offering was $44,850,000. The aggregate underwriting discounts and commissions to the Underwriters was $3,139,500 and the aggregate net proceeds to the Company was approximately $40.8 million after deducting offering expenses of $856,000.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   The following exhibit is attached hereto:

     27.1  Financial Data Schedule

b. Reports on Form 8-K: On October 12, 1999, the Company filed a report on Form 8-K announcing the September 30, 1999 acquisition of Marketwave Corporation.


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

                                  ACCRUE SOFTWARE, INC.


                                  By: /s/ GREGORY C. WALKER
                                      -------------------------------------
                                      GREGORY C. WALKER
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL ACCOUNTING AND FINANCE OFFICER)

Date:  November 11, 1999

                                 EXHIBIT INDEX

       Exhibit
         No.                        Document
       ------                       --------

        27.1                Financial Data Schedule