Form 10-Q
period 1999-12-31
ACCRUE SOFTWARE INC
filed 2000-02-14
CIK 1087243

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended DECEMBER 31, 1999

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
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)
                               48634 MILMONT DRIVE
                             FREMONT, CA 94538-7353
          (Address of principal executive offices, including zip code)

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

                          Yes    [ ]      No    [X]


        As of FEBRUARY 11, 2000, there were 26,824,782 shares of the registrant's Common Stock outstanding.

                              ACCRUE SOFTWARE, INC.
                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION

        ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             AT DECEMBER 31, 1999 AND MARCH 31, 1999                      3
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS AND NINE MONTHS ENDED
                             DECEMBER 31, 1999 AND 1998                                   4
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998         5
                      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS      6

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS                                           7

        ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         19

PART II. OTHER INFORMATION

        ITEM 1.       LEGAL PROCEEDINGS                                                  19

        ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                          19

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                    20

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20

        ITEM 5.       OTHER INFORMATION                                                  20

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                   20

SIGNATURES                                                                               21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ACCRUE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DEC 31,         MAR 31,
                                                            1999            1999
                                                          --------        --------
                                                        (UNAUDITED)
                                                        -----------
ASSETS
   Current assets
     Cash and cash equivalents                            $ 37,931        $  2,862
     Accounts receivable, net                                4,350           2,005
     Prepaid expenses and other current assets                 542             188
                                                          --------        --------
   Total current assets                                     42,823           5,055

   Property and equipment, net                               1,835             894

   Other assets, net                                           860             160
                                                          --------        --------
TOTAL ASSETS                                              $ 45,518        $  6,109
                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
     Accounts payable                                     $  1,085        $    475
     Accrued liabilities                                     2,305             791
     Accrued liabilities - merger                              597               -
     Deferred revenue                                        2,659           1,127
     Current portion of long term debt                           -             136
                                                          --------        --------
   Total current liabilities                                 6,646           2,529

   Long term debt, net of current portion
                                                                 -             169
                                                          --------        --------

   Total liabilities                                         6,646           2,698
                                                          --------        --------

   Stockholders' equity
     Convertible preferred stock, $0.001 par value               -          15,517
     Common stock, $0.001 par value                             25               7
     Additional paid-in capital                             67,470           6,803
     Notes receivable from stockholders                       (213)           (213)
     Unearned compensation                                  (5,154)         (4,930)
     Accumulated deficit                                   (23,256)        (13,773)
                                                          --------        --------
   Total stockholders' equity                               38,872           3,411
                                                          --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 45,518        $  6,109
                                                          ========        ========

See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                             DEC 31,        DEC 31,         DEC 31,          DEC 31,
                                              1999            1998            1999             1998
                                            --------        --------        --------        ----------
Net revenue:
    Software license                        $  3,654        $    949        $  9,049        $    2,009
    Maintenance and service                      963             258           2,304               649
                                            --------        --------        --------        ----------
       Total revenue                           4,617           1,207          11,353             2,658
                                            --------        --------        --------        ----------
Cost of revenues
    Software license                             129              79             329               181
    Maintenance and service                      564              53           1,164               147
                                            --------        --------        --------        ----------
       Total cost of revenues                    693             132           1,493               328
                                            --------        --------        --------        ----------
Gross profit                                   3,924           1,075           9,860             2,330
                                            --------        --------        --------        ----------
Operating expenses:
    Research and development                     985             828           2,815             2,291
    Sales and marketing                        3,136           1,487           8,595             3,629
    General and administrative                   576             436           1,690             1,257
    Merger costs                                   -               -           3,560                 -
    Stock-based compensation expense           1,021             447           3,427               620
                                            --------        --------        --------        ----------
       Total operating expenses                5,718           3,198          20,087             7,797
                                            --------        --------        --------        ----------
Loss from operations                          (1,794)         (2,123)        (10,227)           (5,467)
Other income                                     502              38             788                67
Interest expense                                   -             (10)            (42)              (37)
                                            --------        --------        --------        ----------
Net loss                                    $ (1,292)       $ (2,095)       $ (9,481)       $   (5,437)
                                            ========        ========        ========        ==========
Net loss per share, basic and diluted       $  (0.06)       $  (0.44)       $  (0.67)       $    (1.17)
                                            ========        ========        ========        ==========
Shares used in computing net loss per
    share, basic and diluted                  23,171           4,755          14,183             4,640
                                            ========        ========        ========        ==========
Net loss per share, pro forma               $  (0.06)       $  (0.13)       $  (0.41)       $    (0.35)
                                            ========        ========        ========        ==========
Shares used in computing net loss per
    share, pro forma                          23,220          15,582          23,220            15,582
                                            ========        ========        ========        ==========


See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                      DEC 31,        DEC 31,
                                                                        1999           1998
                                                                      -------        -------
Cash flows from operating activities:
   Net loss                                                            (9,481)        (5,437)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                        342            167
     Provision for sales returns and doubtful accounts                    155             62
     Amortization of discount on line of credit                             7              -
     Stock-based compensation expense                                   3,427            620
     Changes in operating assets and liabilities:
       Restricted cash                                                      -             82
       Accounts receivable                                             (2,500)          (347)
       Prepaid expenses and other current assets                         (354)           (41)
       Notes receivable                                                  (783)             -
       Other assets                                                        75              -
       Accounts payable                                                   612            275
       Accrued liabilities                                              1,513            344
       Accrued costs related to mergers and acquisitions                  598              -
       Deferred revenue                                                 1,529            516
                                                                      -------        -------
         Net cash used in operating activities                         (4,860)        (3,760)
                                                                      -------        -------
Cash flows from investing activities:
   Acquisition of property and equipment                               (1,275)          (377)
                                                                      -------        -------
         Net cash used in investing activities                         (1,275)          (377)
                                                                      -------        -------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net of
     issuance costs                                                         -          7,364
   Proceeds from initial public offering, net of issuance costs        40,815              -
   Proceeds from equipment loan                                           602              -
   Proceeds from note payable                                               -           (520)
   Proceeds from stock options exercised                                  694             57
   Repayment of equipment loan                                           (907)           (68)
                                                                      -------        -------
         Net cash provided by financing activities                     41,204          6,833
                                                                      -------        -------
Net increase in cash and cash equivalents                              35,069          2,696
Cash and equivalents at beginning of period                             2,862            479
                                                                      -------        -------
Cash and equivalents at end of period                                  37,931          3,175
                                                                      =======        =======

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

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form S-1 (File No. 333-79491) and the Company's Form 8-K dated September 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999. The condensed consolidated financial statements have been restated to reflect the September 1999 acquisition of Marketwave Corporation, which was accounted for as a pooling of interests.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

NOTE 2 - NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, unissued warrants, shares subject to repurchase and convertible preferred stock were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

Net loss per share for the three and nine months ended December 31, 1998 does not include the effect of approximately 10,753,135 shares of convertible preferred stock outstanding, 1,991,400 stock options outstanding, 350,000 common stock warrants outstanding, and 1,670,998 shares of common stock issued and subject to repurchase by the Company, because their effects are anti-dilutive.

Net loss per share for the three and nine months ended December 31, 1999 does not include the effect of approximately 1,894,800 stock options outstanding, 20,000 common stock warrants outstanding, and 1,877,441 shares of common stock issued and subject to repurchase by the Company, because their effects are anti-dilutive.

Pro forma net loss per share is computed using the outstanding number of common shares, less shares subject to repurchase, at the end of the period and the assumed conversion of preferred stock, as follows:

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 31,   DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                    1999            1998            1999            1998
                                                               ------------   ------------    ------------     ------------
Pro forma net loss per share, basic and diluted:
Net loss                                                        $ (1,292)       $ (2,095)       $ (9,481)       $ (5,437)
                                                                ========        ========        ========        ========
Shares outstanding at respective period end                       25,097           6,500          25,097           6,500
Shares subject to repurchase                                      (1,877)         (1,671)         (1,877)         (1,671)
Adjustment to reflect the assumed conversion of
  preferred stock                                                                 10,753                          10,753
                                                                --------        --------        --------        --------
Shares used in computing pro forma net
  loss, basic and diluted                                         23,220          15,582          23,220          15,582
                                                                ========        ========        ========        ========
Pro forma net loss per share, basic and
  diluted                                                       $  (0.06)       $  (0.13)       $  (0.41)       $  (0.35)
                                                                ========        ========        ========        ========

NOTE 3 - EQUITY TRANSACTIONS

For the three and nine months ended December 31, 1998, the Company recorded unearned stock-based compensation expense of $0 and $6,019,638, respectively. For the three and nine months ended December 31, 1999, the Company recorded unearned stock-based compensation of $0 and $3,652,282, respectively, for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. Amortization of unearned compensation recognized for the three and nine months ended December 31, 1998 was $447,417 and $620,219, respectively, and for the three and nine months ended December 31, 1999 was $1,021,213 and $3,427,908, respectively.

During the three and nine months ended December 31, 1999, the Company granted options to purchase an aggregate of 50,000 and 1,535,824, shares of common stock, respectively, pursuant to the Company's 1996 Stock Option Plan (the "Option Plan"). Also 341,999 and 1,671,797 shares of common stock were exercised pursuant to the Option Plan.

A Registration Statement on Form S-1 (File No. 333-79491) was filed on May 27, 1999, and declared effective by the Commission on July 29, 1999. The Company offered an aggregate of 3,900,000 shares of its Common Stock for an aggregate offering price of $39.0 million (the "IPO"). Simultaneously with the closing of the IPO, all of the Company's convertible preferred stock was automatically converted into an aggregate of 10,280,188 shares of common stock.

On September 30, 1999, the Company completed the acquisition of Marketwave Corporation, a Washington corporation. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 3,446,414 shares of Accrue Common Stock for all of Marketwave outstanding common stock and unexpired and unexercised options to acquire Marketwave capital stock.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows:

                          THREE MONTHS ENDED                NINE MONTHS ENDED
                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                          1999             1998             1999             1998
                     ------------     ------------     ------------     ------------
United States          $ 3,986          $ 1,021          $ 9,988          $ 2,425
Foreign                    631              186            1,365              233
                       -------          -------          -------          -------
                       $ 4,617          $ 1,207          $11,353          $ 2,658
                       =======          =======          =======          =======

No one customer accounted for more than 10% of revenue for the quarter ended December 31, 1999 and December 31, 1998. No one customer accounted for more than 10% of revenue for the nine months ended December 31, 1999 and December 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed historical financial information and the notes thereto included in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Registration Statement on Form S-1 (File No. 333-79491) and its periodic reports filed pursuant to the Exchange Act.

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


OVERVIEW

Accrue Software was founded in 1996 and is headquartered in Fremont, California with regional sales offices throughout the US, and an international office in London, England. Our principle product, Accrue Insight, is a software solution that collects, stores and analyzes detailed Web site traffic information and visitor activity data and presents this information in detailed reports to help managers and marketers make more effective merchandising and marketing decisions. We sell Accrue Insight to customers for a license fee and also provide related maintenance services. In addition, we provide professional services to assist customers at every stage of Accrue Insight deployment, from identification of specific business needs through enterprise integration and customization of e-business analysis reporting, to delivering a rapid and effective implementation. We also offer an application hosting service, Accrue Site Knowledge (ASK) Service, that enables customers to outsource system administration responsibilities in connection with their purchase of Accrue Insight.

Substantially all of our product revenues through December 31, 1999 were attributable to licensing Accrue Insight, Accrue Hit List and related products and support services. We anticipate that these will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Accrue Insight, Accrue Hit List, or related products and services, or its failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

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

We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for less than 15% of our total revenue to date. We expect that sales derived through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. We offer multiple pricing models from usage-based to server- and CPU-based, allowing for additional revenue as a customer's e-business expands. Selling prices for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are charged on a time-and-materials basis or a fixed-fee basis for package services.

RESULTS OF OPERATIONS

Revenue. Total revenues were $4.6 million and $11.4 million for the three and nine months ended December 31, 1999, respectively, an increase of 282% from $1.2 million for the quarter ended December 31, 1998 and an increase of 327% from $2.7 million for the nine months ended December 31, 1998. No one customer accounted for more than 10% of revenue for the quarter ended December 31, 1999 and December 31, 1998. No one customer accounted for more than 10% of revenue for the nine months ended December 31, 1999 and December 31, 1998.

Software license revenue. Revenue from software licenses was $3.7 million for the quarter ended December 31, 1999, an increase of $2.7 million, or 285%, over $0.9 million for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, revenue from software licenses was $9.0 million, an increase of $7.0 million, or 350%, over $2.0 million for the nine months ended December 31, 1998. The majority of the growth in product revenue was due to higher unit sales volumes and an increase in the average dollar size of licenses. We anticipate that revenue from product licenses will continue to represent a substantial majority of our revenues in the future. We expect that because of our small but increasing revenue base, historical percentage growth rates of our product revenue will not be sustainable in the future.

Maintenance and service revenue. Maintenance and service revenues were $1.0 million and $2.3 million for the three and nine months ended December 31, 1999, respectively, representing increases of 273% from $0.3 million and 255% from $0.6 million from the corresponding periods in fiscal 1998. This growth is primarily due to expanded service offerings, more proactive sales of these offerings, and a higher proportion of renewals of maintenance contracts by existing customers. We expect that historical percentage growth rates of our maintenance and service revenue will not be sustainable in the future.

Cost of revenue. Cost of revenue consists of royalties paid to third parties and the salaries and related expenses for maintenance and service personnel. These costs were $0.7 million and $1.5 million, or 15% and 13% of revenue, respectively, for the three and nine months ended December 31, 1999, as compared to $0.1 million and $0.3 million or 11% and 12% of revenue in the corresponding periods in fiscal 1998. These dollar amount increases of cost of revenue reflect the higher volumes of product shipped, related third-party royalties and substantial increase in maintenance and service personnel headcount. Because all development costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

Gross profit. Gross profit remained nearly flat at 85% and 89% of revenue for the quarters ended December 31, 1999 and 1998, and 87% and 88% for the nine months ended December 31, 1999 and 1998. In the future, we expect that royalties paid to third parties will increase in absolute dollars. In addition, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will increase as a percentage of total revenue as we expand our service offerings and maintain our maintenance contract renewal rates with customers. Maintenance and service revenue has lower gross margins than product revenue. For all of these reasons, we expect that our gross margins will decline over time.

Operating expenses. Total operating expenses were $5.7 million for the quarter ended December 31, 1999, or 124% of revenues as compared to $3.2 million or 265% of revenues for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, total operating expenses were $20.1 million, or 177% of revenue, as compared to $7.8 million, or 293% of revenue for the nine months ended December 31, 1998. The increases in absolute dollars were largely due to increased salaries, commissions and related expenses associated with newly hired employees, stock-based compensation expenses, and the recorded nonrecurring expenses of $3.6 million related to the Marketwave acquisition in the quarter ended September 30, 1999.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $1.0 million for the quarter ended December 31, 1999, or 21% of revenue, as compared to $0.8 million, or 69% of revenue for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, research and development expenses were $2.8 million, or 25% of revenue, as compared to $2.3 million, or 86% of revenue for the nine months ended December 31, 1998. The increase in absolute dollars is primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product and services offerings. We believe that research and development expenses will increase in dollar amount but remain constant as a percentage of total revenue in the future. Research and development expenditures are charges to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $3.1 million, or 68% of revenue, for the quarter ended December 31, 1999, compared to $1.5 million, or 123% of revenue for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, sales and marketing expenses were $8.6 million, or 76% of revenue, as compared to $3.6 million, or 137% of revenue for the nine months ended December 31, 1998. The increases were primarily due to increased headcount and commission expense in our sales and marketing departments, and increased marketing communications expenditures associated with our products and services. We believe that sales and marketing expenses will increase in dollar amount but continue to decrease as a percentage of total revenue in the future.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, business development, and other related administrative functions, as well as legal and accounting costs. General and administrative expenses were $0.6 million, or 12% of revenue, for the quarter ended December 31, 1999, as compared to $0.4 million, or 36% of revenue for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, general and administrative expenses were $1.7 million, or 15% of revenue, as compared to $1.3 million, or 47% of revenue for the nine months ended December 31, 1998. The increase in absolute dollars was primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations and facilities, and incur additional expenses associated with operating as a public company. However, we believe that general and administrative expenses will decrease as a percentage of total revenue in the future.

Stock-based compensation. Total stock-based compensation as of December 31, 1999 amounted to $9.9 million, of which approximately $1.0 million was amortized for the quarter ended December 31, 1999 and $3.4 million was amortized for the nine months ended December 31, 1999. Total stock-based compensation as of December 31, 1998 amounted to $6.0 million, of which approximately $0.4 million was amortized for the quarter ended December 31, 1998 and $0.6 million was amortized for the nine months ended December 31, 1998. The remaining balance will continue to be amortized over the vesting of the related options.

Other income (expense), net. Other income (expense), net consists of interest income, interest expense, other income and other expense. Other income (expense), net was $502,000 for the quarter ended December 31, 1999 and $28,000 for the quarter ended December 31, 1998. Other income (expense), net was $746,000 for the nine months ended December 31, 1999 and $30,000 for the nine months ended December 31, 1998, due to interest on proceeds from the initial public offering.


LIQUIDITY AND CAPITAL RESOURCES


Since inception, we have financed our operations principally through private sales of preferred stock, with net proceeds of $12.9 million, bank loans, and with the net proceeds of $40.9 million from our initial public offering completed in August 1999. We used $4.9 million of cash in operations for the nine months ended December 31, 1999 and $3.8 million of cash in operations for the nine months ended December 31, 1998. We used cash primarily to fund our net losses from operations and to pay for the merger related expenses. For the nine months ended December 31, 1999, cash used by operating activities was primarily attributable to our net loss of $9.5 million and an increase in accounts receivable of $2.5 million, offset in part by an increase in deferred revenue of $1.5 million, an increase in accrued liabilities of $1.5 million, an increase in accrued costs related to mergers and acquisitions of $0.6 million and stock-based compensation expense of $3.4 million. The increase in accounts receivable, provision for sales returns and doubtful accounts and deferred revenue were a result of higher unit sales. Cash provided by financing activities was $41.2 million for the nine months ended December 31, 1999 and $6.8 million for the nine months ended December 31, 1998. We have a $2.0 million working capital line of credit with Silicon Valley Bank, which expires in June 2000. Interest is payable monthly. There were no amounts outstanding under the line as of December 31, 1999.

Capital expenditures were $1.3 million for the nine months ended December 31, 1999, and $0.4 million for the nine months ended December 31, 1998. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. We expect that our capital expenditures will continue to increase in the future. We expect to experience significant growth in our operating expenses in the future in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering completed in August 1999 will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

        We have defined Year 2000 compliant as the ability to:

        - Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

        - Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

        - Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner; Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

        -       Recognize the Year 2000 as a leap year.

We designed our current products to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are Year 2000 compliant. We have tested our products for Year 2000 compliance.

As of February 11, 2000, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

RISK FACTORS

The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in the Company's Registration Statement on Form S-1 (File No. 333-79491) and its periodic reports filed pursuant to the Exchange Act.

WE HAVE A LIMITED OPERATING HISTORY.

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal year ended March 31, 1998, we generated $2.0 million in revenue, for the fiscal year ended

March 31, 1999, we generated $4.7 million in revenue, and for the nine months ended December 31, 1999 we generated $11.4 million in revenue. Thus, we have only a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES.

We have not achieved profitability and we expect to incur net losses for the foreseeable future. We incurred net losses of $2.0 million for the fiscal year ended March 31, 1997, $4.2 million for the fiscal year ended March 31, 1998, $7.6 million for the fiscal year ended March 31, 1999 and $9.5 million for the nine months ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $23.3 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

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

WE FACE INTENSE COMPETITION, WHICH COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS NOW AND IN THE FUTURE.

The market for e-business analysis solutions is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Our principal competitors today include vendors of software that target e-business customer data collection and analysis markets such as Andromedia, Inc., net.Genesis Corporation and WebTrends Corporation; developers of software that address only certain technology components of our products; and in-house development efforts by potential customers or partners.

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH.

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our direct sales and support organization consisted of 30 employees as of April 30, 1999 and 48 employees as of December 31, 1999, including the addition of 11 people from the Marketwave merger. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel.

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

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY.

Licenses and services sold to clients located outside the United State for the three and nine months ended December 31, 1999 were 14% and 12%, respectively, of our total revenue and 15% and 9%, respectively, for the three and nine months ended December 31, 1998. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful. We initiated operations in selected international markets in the first quarter of fiscal 2000. Expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. To date, we have non-exclusive alliances with Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, and Itochu Techno-Science Corporation for distribution of our products in Japan, and Scientific Computers GmbH for distribution of our products in Europe. These alliances are not subject to binding agreements, have no specified performance requirements by us or our allied partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships.

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

THE STRAIN THAT OUR GROWTH RATE PLACES UPON OUR SYSTEMS AND MANAGEMENT RESOURCES MAY ADVERSELY AFFECT OUR BUSINESS.

We have recently experienced a period of significant expansion of our operations that has placed a significant strain on our management, administrative and operational resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 22 at March 31, 1997, to 38 at March 31, 1998, to 59 at March 31, 1999, and 92 at December 31, 1999. Furthermore, our Chief Financial Officer joined us in April 1999 and has had limited exposure to our prior operations. In addition, we intend to further expand our finance, administrative and operations staff. Any failure to properly manage our growth could have a material adverse effect on our business, results of operations, and financial condition. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial, and operational systems, procedures, and controls on a timely basis. We may not be able to complete the necessary improvements to our systems, procedures, and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, retain, motivate, and manage required personnel and may not be able to successfully identify, manage, and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Failure of our revenue to increase along with these expenses during any fiscal period could have a materially adverse impact on our financial results for that period.

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

Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principle if forced to sell securities which have declined in market value due to changes in interest rates.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

a.      Not applicable

b.      Not applicable

c. Securities sold during the quarter ended December 31, 1999 that were not registered under the Securities Act.

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

        (i) During the quarter ended December 31, 1999, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to an aggregate of 5 employees pursuant to the Company's 1996 Stock Option Plan (the "Option Plan").

        (ii) During the quarter ended December 31, 1999, options to purchase an aggregate of 341,999 shares of Common Stock were exercised by an aggregate of 17 employees pursuant to the Option Plan.

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

The Company currently expects to use the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each of these purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we have used a portion and may continue to use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. On September 30, 1999, the Company acquired Marketware Corporation. Approximately $3.3 million of cash was used to pay for the acquisition related expenses.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      The following exhibit is attached hereto:
        27.1   Financial Data Schedule

b. The Company filed a report on Form 8-K on November 15, 1999 with the SEC, which amended its previously filed report on October 12, 1999. The reports describe the acquisition of Marketwave Corporation by the Company on September 30, 1999. The reports include the following financial statements of Marketwave Corporation: balance sheets as of March 31, 1999 and 1998 and the results of operations for the years then ended, and unaudited balance sheet as of September 30, 1999 and results of operations for the six months ended September 30, 1999 and 1998. The reports also include unaudited pro forma combined condensed statements of operations for the years ended March 31, 1997, 1998 and 1999.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACCRUE SOFTWARE, INC.


                                   By: /s/ GREGORY C. WALKER
                                      --------------------------------------
                                      GREGORY C. WALKER
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL ACCOUNTING AND FINANCE OFFICER)

Date: FEBRUARY 11, 2000

                                INDEX TO EXHIBIT

Exhibit number                     Description
--------------                     -----------
     27.1                   Financial Data Schedule