Form 10-K
period 2000-03-31
ACCRUE SOFTWARE INC
filed 2000-06-29
CIK 1087243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE YEAR ENDED MARCH 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-26437

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on May 31, 2000 was $284,359,368. This amount excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock. The number of shares of common stock, $0.001 par value per share, outstanding as of May 31, 2000 was 27,462,634.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                                    FORM 10-K REFERENCE
                         ---------                                    -------------------
Portions of the Proxy Statement for the registrant's 2000       Items 11, 12 and 13 of Part III
  Annual Meeting of Stockholders are incorporated by
  reference into Part III of this Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the "Risk Factors" section under
Item 1 of this Report for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

                             ACCRUE SOFTWARE, INC.

                           ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    4
Item 2.    Properties..................................................   26
Item 3.    Legal Proceedings...........................................   26
Item 4.    Submission of Matters to a Vote of Security Holders.........   26

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   27
Item 6.    Selected Financial Data.....................................   28
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   29
Item 7A.   Quantitative and Qualitative Disclosure About Market
           Risks.......................................................   35
Item 8.    Consolidated Financial Statements...........................   36
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   54

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   54
Item 11.   Executive Compensation......................................   56
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   56
Item 13.   Certain Relationships and Related Transactions..............   56

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form
           8-K.........................................................   57
SIGNATURES.............................................................   60

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Accrue is a leading provider of Internet data collection and analysis software which enables business decision makers to address critical marketing and merchandising questions concerning the effectiveness of their Web sites. Our products, Accrue Insight, Hit List and Decision Series are comprehensive solutions that we believe help Internet businesses increase numbers of visitors, customer loyalty and sales by collecting, storing, analyzing and reporting Web site activity data at a level of detail and accuracy that distinguishes our technology from others. Accrue products are highly scalable, meaning they are detailed and robust enough to meet the needs of successful and rapidly expanding Web sites as their user volumes greatly expand.

     Merchandising managers traditionally depend on analysis of marketing metrics like campaign effectiveness, shopping patterns or price elasticity, and the quantity of that data has increased dramatically as the information age has extended the number of methods and reach for marketing communications. Conducting traditional marketing analysis has therefore become more complicated. In addition, the Internet has now emerged as the fastest growing communication and commerce medium in history, creating new challenges which further compound the complexity of collecting and analyzing valuable merchandising information. As a result, businesses are demanding analysis that provides a measure of return on investment for their Internet initiatives. Despite the need for a detailed, flexible, robust and easy-to-use approach to Internet merchandising analysis, we believe Accrue is the only company available that delivers an integrated solution addressing all of these requirements.

INDUSTRY BACKGROUND

  Traditional Merchandising and Marketing Analysis

     Analysis of customer behavior and preferences is critical to the success of all businesses. Analysis helps business managers make informed decisions and understand the results of those decisions. Historically, retailers knew their customers personally, enabling them to address the needs and preferences of customers in their wholesale or distribution ordering practices. Product and service providers have always tracked sales patterns and inventory turn rates to determine which types of offerings should be emphasized to manage production capacity. Sales patterns began to be used in determining marketing strategy as businesses grew to recognize that similar products and services with differentiated packaging, or other distinguishing features, could inspire noticeably different levels of demand.

     As mass media developed and businesses continued to evolve, managers became increasingly concerned with monitoring the effectiveness of merchandising methods employed to encourage purchases. Publishers and broadcasters responded to this concern by providing managers with circulation or audience rankings, such as Nielson Reports for television, and advertising response tracking methods, such as code numbered coupons. This marketing reach and effectiveness data has become so important that today the advertising industry primarily prices its services based on quantitative analysis of this data. As the types and accuracy of merchandising information expanded, managers grew to depend on that information to drive answers to a growing number of questions, such as:
Where did my customers come from? How did my customers shop? Where in the store should products be placed? How should products or services be packaged? Which customer segments respond best to different types of products? What is my customers' sensitivity to various price points? Informed responses to these and other related questions have become critical to designing and maintaining successful sales and marketing strategies.

     The quantity, variety and complexity of marketing and merchandising information continues to grow as the information age has driven an increase in the number of methods and channels for disseminating marketing messages. Merchandising managers have begun to turn to robust, or enterprise quality, decision support software to help transform data gathered in traditional marketing environments into business intelligence that can be used by various constituencies within their organizations. In this context of increasing complexity for conducting traditional merchandising and marketing analysis, the Internet has emerged as the fastest growing and most expansive communication and commerce medium in history.

  Growth of the Internet and e-Commerce

     The Internet is a rapidly growing medium for global communications and electronic business. International Data Corporation estimates that the number of Web users will grow from approximately 97 million worldwide in 1998 to approximately 320 million by the end of 2002. The U.S. Department of Commerce estimates that Internet traffic doubles every 100 days. The number of Web sites detected by the Netcraft Web Server Survey increased from approximately 1.0 million in April 1997 to approximately 2.2 million in April 1998, and to over
5.0 million in April 1999, reflecting annual growth exceeding 100%.

     The growth of the Internet is attributable to its value as a low-cost, open and accessible platform for communications and commerce. As a result of these attributes, organizations are increasingly embracing the Internet as a critical platform for communicating with partners, customers and employees, and conducting business. The Internet allows companies to develop one-to-one relationships with customers worldwide without making significant incremental investments in traditional infrastructure, such as retail outlets, distribution networks and sales personnel. However, organizations must support their e-business initiatives by investing heavily in Internet technology, content, and infrastructure software.

     Because Internet interactions are two-way and entirely technology-based, the Internet creates exponentially expanded quantities and types of customer interaction data points, compounding the complexity associated with collecting and analyzing this valuable merchandising and marketing information. This information drives critical business decisions and the need for e-commerce data collection and analysis.

  The Need for e-Business Analysis

     As an increasing portion of existing businesses migrate some of their activity to e-business platforms, advanced technologies are required to enable the type of sophisticated merchandising and marketing analysis those managers have grown to depend on in their traditional businesses. So too are entirely new businesses being formed to focus on e-business alone. Both migrating and new Web-based businesses are demanding data that provides a measure of the return on their investment in Internet initiatives. This return is ultimately expressed in terms of increased customer traffic, visitor loyalty and sales through their Web sites. With Internet activity rates high and growing rapidly, e-businesses must collect and analyze large volumes of data for use by various e-business units within their organizations by finding robust enterprise-class solutions. An inherent requirement of enterprise class e-business analysis solutions is the capability to address the following needs:

     - need for decisions based on facts

     - need for scalable, robust solutions

     - need for comprehensive, customer analysis

     To date, e-commerce companies have purchased available network software tools originally designed for purposes other than Web site effectiveness analysis. Reporting and management tools originally designed for traditional network management cannot analyze Internet-specific activity and therefore cannot provide the level of detail and accuracy required to make strategic e-business decisions. Further, these traditional tools are generally focused on monitoring and maintaining network infrastructure areas such as traffic, security, availability or quality of service. Some companies have internally developed applications for tracking and evaluating Web traffic, but they are limited in functionality and expensive to maintain. Web-centric tools that simply track the Web pages visitors click on by sorting and counting log files, fail to reflect all of the visitor's interactions during a Web site visit. Traditional business intelligence tools, known as online analytical processing, or OLAP, cannot access Web customer data, such as timing, resets and navigation flows of visitors through the Web site. OLAP products also lack Web modeling capabilities, such as those required to configure global Web networks and define Web sites, including pages and hits. Comprehensive e-business analysis solutions must be able to:

     - handle large traffic volumes and scale to handle the exponential growth expected in Internet usage on successful Web sites;

     - collect accurate and complete customer activity information from complex Web environments, comprised of mirrored content, switches, hubs, routers and servers in multiple geographical locations;

     - accommodate e-business requirements, such as security requirements or business rules, and provide the specific information each business unit manager needs;

     - integrate customer activity information with data from multiple sources, such as customer profile or demographic information, and transaction data;

     - recognize the amount of time a visitor spends on a particular Web site activity or content, the paths taken through the site and when a visitor resets a page instead of waiting to download the complete page;

     - allow managers to easily drill down into reports and mine the data interactively, with data filtering and segmentation capabilities, for a more detailed understanding of customer activity; and

     - offer flexible distribution capabilities for reporting and analysis throughout the enterprise.

     Despite the critical need for comprehensive, scalable and easy-to-use e-business analysis solutions, we believe current products other than Accrue Insight fail to deliver an integrated solution that addresses all of these competitive requirements.

THE ACCRUE SOLUTION

     Our products provide a comprehensive, scalable, e-business analysis solution that allows organizations to evaluate the effectiveness of their e-business initiatives. Accrue Insight provides detailed Web site traffic information and visitor activity data in a format and with a level of accuracy that facilitates strategic merchandising and marketing decisions. Web site managers and marketers can analyze this rich data to make merchandising and marketing decisions which maximize revenue, new buyers and customer loyalty. We also provide professional services to assist customers at every stage of Accrue Insight deployment, from identification of specific business needs through enterprise integration and customization of e-business analysis reporting, to delivering a rapid and effective implementation. We believe customers can utilize Accrue Insight to obtain the following results:

     - Increase number of customers. Our solution provides insight into which external Web sites send the more qualified prospects to a customer's Web site, allowing our customers to more effectively spend marketing dollars and increase the number of customers.

     - Increase customer loyalty. Our solution permits customers to know factually which content is important and appropriate, thereby enhancing customer satisfaction and encouraging return visits.

     - Increase sales. Our solution allows customers to determine how different customer segments interact with their Web sites, enabling them to turn more lookers into buyers.

     Our solution provides the following enterprise-class e-business analysis features:

     Network-Based Measurement Mechanism. The most precise way to analyze Web traffic is to collect data directly from the network by deciphering the content of, and indicators embedded in, data packets as they move across the network, analysis referred to as "packet sniffing." This network-based analysis provides a factual and complete picture of a visitor's activity at a Web site beyond that which can be achieved through more common log file based approaches. Our packet sniffing technology summarizes the details of each interaction to prepare the data for storage and analysis. The benefits of our packet sniffing analysis include the ability to collect data pertaining to:

     - Visitors -- understanding who Web site visitors are, where they came from, and how long they stayed.

     - Visits -- exploring behavioral (duration and page depth) patterns of visitors over repeat visits.

     - Content -- measuring the effectiveness of content, including the actual delivered content, the most popular content, and the stickiness, or duration of viewing, of content.

     - Navigation -- determining the flow of visitors through a Web site to measure the effectiveness of site layout, and the most common path to purchase for each market segment.

     Integrated Data Warehouse for Scalability. Increasing numbers of Web sites receive millions of hits per day and this traffic is growing exponentially. To enable effective e-business analysis, companies must collect, process, store and make available for analysis the data generated from these millions of hits. Accrue Insight is designed to operate effectively across Web sites with the following characteristics:

     - 50 million hits per day;

     - hundreds of Web servers supporting over 2,000 Web sites;

     - generation of thousands of unique reports per day;

     - storage of hundreds of gigabytes of historical activity data; and

     - complex, globally distributed content.

     High-Value Navigation Analysis. Integral to today's complex merchandising decisions is understanding visitors' paths through Web sites, including where they came from, what they looked at and where they went. Accrue Insight provides a graphical view of customers' visits illustrating the following:

     - the referring Web site links, such as ad banners, affiliate sites or search engines;

     - content viewed and sequence of interaction; and

     - path taken from shopping to buying.

     Open Architecture. Our solution is designed to accommodate enterprise standards, corporate rules, and dynamically changing businesses. Accrue Insight easily integrates into companies existing information systems and merges existing corporate customer and transaction data with Web site visitor data, thereby extending organizations' e-business analysis capabilities.

     Comprehensive Analysis. Our solution provides powerful, easy to use, comprehensive analysis capabilities through advanced data mining and flexible report generation. An interactive Web-based interface allows users to select pre-defined reports and specify parameters such as a date range and filters. Our software performs complex queries and substantial post-processing to generate targeted reports. These reports display the results of quantitative analysis, showing counters, averages and trends of a wide variety of Web site visitor, content and navigation activity.

     Enterprise Report Distribution. All reports can be scheduled for daily, weekly or monthly execution and emailed to a select corporate-wide distribution list as both an hyper-text machine language, or HTML, page and spreadsheet-ready format for additional processing.

ACCRUE STRATEGY

     Our objective is to extend our position as a leading provider of enterprise-class e-business analysis software. To achieve this objective, our strategy includes the following key elements:

     Extend Leadership in High-End e-Business Analysis. We believe that we are a leading provider of high-end, e-business analysis products and services as a result of our advanced technologies for the collection and analysis of comprehensive Web site activity data, and our broad base of global customers across multiple industries. We plan to extend this leadership by continuing to cater to business decision makers through our focus on enhancing analysis functions for e-commerce, sales, marketing, advertising and Web site design. As managers of e-business units develop new requirements and confront new questions, we plan to anticipate and respond to those needs. We intend to do this through internal product development, corporate partnering, and acquisitions. We also intend to offer our customers consulting services to help them analyze collected data in order to make more effective Web marketing and merchandising decisions.

     Maintain Technological Leadership in e-Business Analysis Software. Our solutions are based on advanced proprietary technologies which provide the basis for our leading high-end e-business analysis software. For example, our solution utilizes non-intrusive, network-based measurement technology as the primary mechanism for Web data collection. In combination with our robust data warehouse architecture, we believe our technology has allowed us to develop the most detailed, accurate and scalable commercial product currently available in our market. Our product is capable of successfully tracking, collecting and storing data generated by complex, multi-server Web sites that serve more than 50 million hits per day. These technologies were developed by our software engineers who have a significant amount of experience designing enterprise software applications. To maintain our technological leadership for the high-end enterprise market, we plan to continue to invest in research and development and to incorporate additional industry-leading components into our software.

     Leverage Web Data Platform. Through the use of our software, our customers collect comprehensive Web site visitor information and may leverage that information by using it in business software applications provided by us now and in the future as well as by other third party vendors. For example, we intend to offer our customers expanded capabilities to contribute their Web site activity data to their existing corporate applications. As a result, our customers will be able to utilize this information in a variety of sophisticated ways, including in combination with back office applications such as sales force automation tools, such as those provided by Siebel Systems, Inc., call center applications, such as those provided by Clarify, Inc., and e-business applications, such as those provided by Vignette Corporation and Net Perceptions, Inc., and traditional business intelligence tools, such as those provided by MicroStrategy, Inc. We believe attractive incremental product and service revenue opportunities exist for Accrue in helping our customers realize this leverage.

     Leverage and Expand Blue Chip Customer Base. We currently provide our software and services to more than 500 leading companies across numerous industries, including publishing, entertainment, media, high technology, financial services and retail. Our customers frequently purchase additional software and services from us as they experience increases in Web site traffic, higher levels of complexity in the scope of their e-business activities, and more sophisticated needs for internal merchandising and marketing analysis. Our customer base also provides an accessible market for newly developed or acquired products and services.

     Continue Developing Strategic Alliances. We intend to continue developing alliances with leading strategic platform providers, e-business application providers, interactive agencies and Web hosting organizations, solution providers, and business process applications vendors. We believe that these partnerships will accelerate market penetration of our software by providing additional marketing and distribution channels for our applications. We believe that these alliances could also promote additional revenue opportunities, such as partnered consulting service fees generated by our cooperation with partners to help customers analyze collected data to make e-business decisions.

     Expand Sales and Distribution Channels. By increasing the number of direct sales professionals as well as utilizing systems integrators and resellers to complement direct selling efforts we will be able to address a broader market for our products. In addition, as use of the Internet increases internationally, we believe that international markets will represent a significant market for our products and services. We plan to establish an early marketing, sales and support presence in selected international markets, including targeted European and Asian countries, to enhance our long-term competitive advantage in these regions. We also intend to utilize international distributors in international markets generally and to implement localized versions of our applications.

     Pursue Strategic Acquisitions. We intend to pursue acquisitions of businesses, products, services, technologies, and distribution channels that are complementary to our existing business to expand our position in the enterprise e-business analysis software market. Although we have no present commitments or agreements regarding any acquisitions, we believe that there are many acquisition candidates that could enhance our position in this market.

PRODUCTS AND SERVICES

  Accrue Insight 3.1

     Our flagship product, Accrue Insight 3.1, provides our customers with detailed information about visitors to their Web sites including the frequency of visits by each visitor, content effectiveness, the external site from which a visitor reached the Web site, the path taken by visitors within the Web site, time spent by visitors at the Web site, and specific page resets. Accrue Insight monitors traffic served from any Web server on all hardware platforms and is capable of providing information to address the following questions:

     - How many visitors are coming to the Web site?

     - How many new versus repeat visitors are coming to the Web site?

     - What are some of the demographics of visitors to the Web site?

     - Which search engines and portals are referring qualified prospects to the Web site?

     - What was the point of reference for a specific visitor to access the Web site?

     - How are visitors traveling or progressing through the Web site?

     - Which pages are most popular?

     - What changes can be made to the Web site to make the most popular pages easy to find?

     - How can the appearance of the Web site be improved in light of the most frequently used browsers and access speeds of visitors?

     - How many visits to the Web site result in sales transactions?

     - What is the revenue generated by a particular page?

     - How many times did visitors reach a particular page and then hit the stop button to end the visit?

     Accrue Insight consists of our network collector, analyzer and data warehouse combined with powerful reporting and access options within an integrated system architecture:

     Network Collector. Our network collector software sits passively in the customer's network configuration of Web servers, routers, switches and load balancing products, and counts and records all click streams comprising visitor activity to the customer's Web site. The network collector runs on the Sun Solaris 2.5/2.6 and Microsoft NT 4.0 operating system platforms, and is installed outside of the customer's firewall to achieve non-invasive functionality. The network collector scales to handle millions of hits per day on a 100Mbps Ethernet network while recording all details from each visit.

     Analyzer. Our analyzer software organizes the raw data gathered by the network collector, analyzes Web site traffic and activity according to the customer's specifications, filters out unneeded information, and adds a level of intelligence to the data for optimal loading and storage. The analyzer organizes and processes data so as to be able to answer questions from customers concerning the flow of traffic to and from their Web sites.

     Data Warehouse. Data that is processed by our analyzer is optimized for bulk loading into our high-speed data warehouse. Our data warehouse enables automated and efficient data management, including storage, consolidation and archiving, batch reporting and interactive data mining. Our data warehouse runs on the Sun Solaris 2.5/2.6 operating system platform. We currently employ the Red Brick database technology licensed to us by Informix Software, Inc. to maintain data stored in our data warehouse.

     Report Wizard. Report Wizard is our software tool that allows customers to design customized reports displaying data extracted from the data warehouse. The reports can be saved, exported to spreadsheet programs like Microsoft Excel, scheduled for automatic generation and delivery at a later time via email, or posted to a restricted-access Web page.

     MyAccrue. MyAccrue is our report personalization software which allows end-users to design either standard or customized reports which are automatically updated and distributed as scheduled on a daily, weekly or monthly basis, via email to the end-user.

     Application Access. Accrue Insight 3.1 allows customers to provide their Web site data to third party applications that can take action on it, such as those provided by Siebel Systems, Inc., Clarify, Inc., and eGain Communications Corporation, or whose applications will be enhanced by our licensed software, such as those provided by Vignette Corporation, NetGravity, Inc., and Net Perceptions, Inc.

     Pricing of Accrue Insight 3.1 is determined by total number of CPUs contained in the servers of the Web sites a customer wishes to analyze. Annual maintenance fees (which include product upgrades) are priced as a percentage of the list license fee. Additional services are billed either on a fixed-fee or time-and-materials basis.

  Accrue Hit List 4.5

     Our Microsoft Windows NT offering, Accrue Hit List 4.5, provides our customers with similar functionality to Accrue Insight for sites with smaller deployments and basic merchandising questions. We acquired this product in connection with our acquisition of Marketwave Corporation in September 1999.

  Accrue Decision Series 3.2

     Our newest addition, Accrue Decision Series 3.2, provides our customers with additional data mining and personalization capabilities to identify profitable customers and to recommend products and content that are useful to their Web site visitors. We acquired this product in connection with our acquisition of NeoVista Software, Inc. in January 2000.

  Professional Services and Customer Support.

     Technical Support. We provide technical support to our customers through telephone, email, our Web site, and on-site training. We offer toll-free telephone assistance to our customers twenty-four hours a day, seven days a week. Additionally, we offer monthly training sessions, called Tips & Techniques, to our customers over the Web using a screen-sharing product called PictureTalk from Pixion, Inc. We have also established an online bulletin board using software provided by eShare Technologies, Inc. for our customers to share ideas and questions with each other and with us. Our Web site also provides online documentation of historical trouble-shooting cases.

     Training. We offer traditional on-site system administration training and monthly end-user training over the Web using PictureTalk.

     Consulting. We offer consulting services to customers on either a fixed-fee or time-and-materials basis. Our current consulting services and applicable fees include the following:

     - QuickInsight -- installation and configuration of Accrue Insight in the customer's network over a two-day period for a fixed fee.

     - Vignette Quick Bridge -- consulting service and application to convert Web addresses produced by Vignette StoryServer into descriptive information suitable for analysis for a fixed fee per each deployed Vignette license.

     - ATG Bridge -- consulting service and application to convert Web addresses produced by Art Technology Group, Inc. into descriptive information suitable for analysis for a fixed fee per each deployed ATG license.

     - Custom Data Integration and Reporting -- integration of data from a separate customer database into the database created by Accrue Insight, billed at a daily rate.

     - Accrue Discovery Service -- strategic business consulting and analysis based on information derived from data collected and analyzed by Accrue Insight, billed at a fixed fee for a one-time evaluation.

     Online Services -- Accrue Site Knowledge (ASK) Service. We offer customers the opportunity to outsource system administration responsibilities in connection with their purchase of Accrue Insight by subscribing to our Accrue Site Knowledge (ASK) Service, a hosting service administered by Accrue in cooperation with AboveNet Communications, Inc. ASK Service customers install the network collectors at their site to collect their Web data, the data is automatically transferred to a data warehouse hosted by Accrue. Using Accrue Insight's flexible reporting options, customers receive daily, weekly or monthly reports through email, or by accessing them through secure, personalized MyAccrue Web pages on the Internet. By hosting the day-to-day management of Accrue Insight for the customer, Accrue reduces the initial time and cost of deployment and provides continuous and dependable application maintenance and support. For the ASK Service customers pay Accrue's standard license and maintenance fees for Accrue Insight plus a service fee and equipment leasing costs.

     We have also established a number of informal alliances with solution providers to supplement our internal service capacity to customers as required to meet their deadlines and specifications. These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated at any time. These solution providers include Viant Corporation (Web site strategies), World Wide Web Associates (training and consulting services with respect to our products), Cambridge Technologies, Inc. (computer systems consulting and integration), Organic Online, Inc.(online business builder) and AboveNet Communications, Inc. (Web hosting services).

CUSTOMERS

     We have licensed our products to over 500 customers. Our customers represent a broad spectrum of enterprises within diverse industries, including publishing, entertainment and media, high technology, financial services, and retail. The following is a representative list of our licensed customers to date from which we continue to derive maintenance and service revenue:

PUBLISHING, ENTERTAINMENT AND MEDIA         HIGH TECHNOLOGY                FINANCIAL SERVICES
-----------------------------------         ---------------                ------------------
Bolt Media, Inc.                     Tyco Electronics                Ameritrade Holding
Children's Television                Earthweb                        Corporation
  Workshop                           Ascend Communications, Inc.     Investools, Inc.
Christian Science Monitor            Check Point Software            NationsBank Corporation
DreamWorks L.L.C.                    Technologies                    Standard & Poor's MMS
Family Education Company             Eastman Kodak Company           T. Rowe Price Associations,
Hearst New Media and                 Lucent Technologies, Inc.       Inc.
  Technology                         Gateway Companies, Inc.         Datek Online Holdings LLC
Hollywood Online, Inc.               Hitachi America, Ltd.           TheStreet.com, Inc.
CBS Marketwatch                      Iomega, Inc.                    Toronto Dominion Bank
Voter.com                            Lam Research Corporation        Financial Group
Los Angeles Times                    MathWorks, Inc.
Meredith Corporation                 Merck, Inc.                     E-COMMERCE
Miller Freeman, Inc.                 Motorola, Inc.                  Beyond.com Corporation
News America Digital                 National Semiconductor          Staples, Inc.
  Publishing, Inc.                   Corporation                     Costco Wholesale Corporation
Philadelphia Newspapers, Inc.        NetObjects, Inc.                DHL Worldwide Express
Salon Internet, Inc.                 Network Appliance, Inc.         Federal Express Corporation
San Jose Mercury News                Nokia, Inc.                     Hasbro, Inc.
Seattle Times, Inc.                  Nortel (Northern Telecom        MySimon, Inc.
Spinner Networking, Inc.             Limited)                        Preview Travel, Inc.
  (DBA Spnner.com)                   Oracle Corporation              J.C. Penney Company, Inc.
SportsLine, USA, Inc.                Qualcomm, Inc.                  Wal-Mart Stores, Inc.
Star Tribune                         Seagate Technology, Inc.        Walgreen Co.
Viacom Interactive Media-MTV         Sprint L.P.                     Lands' End, Inc.
Knight-Ridder, Inc.                  Synopsys, Inc.                  ShopNow.com, Inc.
Gannett Co., Inc.                    VeriSign, Inc.                  Sears, Roebuck and Co.
Dow Jones & Company
Quokka Sports, Inc.

TECHNOLOGY AND ARCHITECTURE

     Accrue Insight is designed to provide a robust architecture for customers to implement flexible, scalable, detailed, and accurate e-business analysis. The Accrue Insight architecture is compatible with documented application programming interfaces, APIs, protocols and file formats to enable integration with external systems such as Web applications (such as commerce servers and ad servers) and business process applications (such as sales force automation systems and call center systems). The architecture adheres to numerous standard programming languages, including hyper-text machine language, or HTML, Java and C, and network protocols, including hyper-text transfer protocol, or HTTP. In addition, we believe that our system architecture is flexible and powerful enough to serve as the foundation for related future products.

     The Accrue Insight system architecture may be viewed as a Series of layers, each performing specific functions between our customer's Web site and their visitors.

     Collection Layer. The collection modules consist of our network collector, server collector and logfile collector, each of which obtains data from different sources. Our network collector is the most comprehensive collection module within Accrue Insight and obtains data from the network through packet sniffing technology. Our server collector is a customized module which plugs directly into the customer's Web server for use in environments where encryption of network traffic prevents packet sniffing, such as in credit card processing and banking applications. Finally, our logfile collector may also be used when encrypted or secure Web servers are employed or to obtain customer legacy data that existed prior to installation of packet sniffing technology contained in our network collector. All of these collection modules may be used in any combination to gather and consolidate data into our data warehouse.

     Modeling Layer. Our analyzer provides a fast, flexible mechanism for filtering, segmenting and organizing collected data into a Web site configuration model that the customer has defined. Our analyzer performs the following tasks:

     - sews or stitches collector data into a coherent view of the Web site, taking into consideration where the Web server resides in the customer's system configuration (physical server), the execution of the Web server, or logical server, and the specific mirrored set of content, or content set obtained from the Web server;

     - discards non-essential details;

     - translates raw hit information into concepts such as page views and the time spent viewing a page;

     - transposes raw Web server transaction data into higher-level information, such as visitors and visits;

     - tracks visitors across Web servers, time zones and different authentication mechanisms;

     - summarizes activity in many dimensions, such as by machine, URL or Web site identifier, content set, logical server, or Web site; and

     - creates a set of data to be loaded into the data warehouse.

     Storage Layer. The storage layer consists of a data warehouse for storing Web customer activity data processed by the analyzer, Web site definition data, and Web network configuration data, collectively known as meta data or data about data. The storage layer also consists of an online analytical processing, or OLAP, database for fast access to summarized data. In addition, the storage layer includes a database administration subsystem capable of handling high volumes of data, thereby alleviating the customer's need to dedicate excessive resources to data administration.

     Data Access Layer. The data access layer consists of an API that provides a unified view into the various storage facilities that make up the data warehouse within Accrue Insight. It can also be used to access external databases, such as those containing customer profile, demographic information and transaction data.

     Application Layer. Accrue and third-party software vendors can write applications to provide additional, customized functionality in addition to Accrue Insight's basic functionality. For instance, a rules engine can view the data for specific business rules, and manipulate the data accordingly.

     Presentation Layer. MyAccrue provides enterprise-class service functionality, such as scheduling, email and printing, that can be executed by Accrue Insight. Report Wizard provides an easy to use, HTML interface to create and save data queries in a format that can then be read by MyAccrue.

     Integration Layer. We originally designed Accrue Insight and continue to enhance its features to allow for maximum integration into existing systems and the creation of new functionality. Accrue Insight can be integrated into existing systems through the following APIs:

     - Network Collector API. Our network collector API allows business rules to be invoked as data is being collected. For instance, the collector can be instructed not to save any hits for graphic images, and to ignore all hits from the local domain.

     - Analyzer API. Our analyzer API allows third-party applications to tailor how the analyzer executes. For instance, this API may cause the Analyzer to rewrite the URL to be more analysis-friendly, such as in the case of the Vignette Profile Bridge.

     - Data Access API. Our data warehouse provides a unified view of various legacy and third-party databases and data marts.

INDUSTRY STANDARDS

     We use many widely accepted standards in developing our products, including structured query language, or SQL, and open data base connectivity, or ODBC, for accessing the data warehouse, Netscape Application Programming Interface, or NSAPI, for accessing Netscape's Web servers, hyper-text transfer protocol, or HTTP, for communication between collectors and the central warehouse machine, and hyper-text machine language, or HTML and Java for user interfaces. In addition, Accrue Insight contains software that supports the ABC Interactive digital signature standard, used for auditing log files for tampering. Most of our software is written in C and Java, two widely accepted standard programming languages for applications development. Adherence to industry standards provides compatibility with existing applications, enables ease of modification, and reduces the need for software to be rewritten, thus protecting the customer's investment.

SALES AND MARKETING

     We currently market and sell our products primarily through our direct sales force in North America. We have maintained a ratio of two to one sales territory manager to sales engineer to support the consulting nature of our sales process. We also intend to expand our marketing and selling efforts through partnering with third parties. We have recently expanded into international markets through informal alliances with Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, and Itochu Techno-Science Corporation in Japan and Scientific Computers GmbH in Europe and we plan to leverage our management's experience in international expansion as opportunities occur.

     Once a new customer lead is qualified, our typical sales process includes a presentation of our products to the appropriate business executives within the customer's organization, such as their vice president of sales, vice president of marketing, or e-commerce director, followed by a product demonstration and dialogue concerning technical questions. Normally product trials and evaluation of the software are not required, as existing customer referrals and validation are sufficient to handle new customer concerns.

     Currently, we have nineteen sales territory mangers located in Boston, New Jersey, New York, Atlanta, Dallas, Austin, Chicago, Toronto, Seattle, San Francisco, San Jose, Los Angeles, Europe and Latin America. They are supported by eight corporate sales representatives, located at our headquarters in Fremont, California, Seattle, Washington and Europe, and five regional systems engineers in New York, Dallas, Chicago, and the San Francisco Bay Area. To ensure maximum yields per sales representative and to facilitate ramp-up and training for new sales personnel we utilize the Vantive Corporation Sales Automation System which tracks customer and contract information, as well as new sales prospects and sales call history. Our internal Web site also contains extensive competitive information, case histories and sales presentation and training materials that are used as resources for our sales organization.

     Building brand awareness and commanding recognition of our leadership in the marketplace is key to our success. We employ a number of marketing vehicles to promote our brand in the e-business analysis market and to generate leads for our sales organization. Traditional methods include press releases, speaking engagements, product reviews, and discussions with industry analysts and attendance at tradeshows and seminars. We have also found, however, that emerging means of communication, such as email and Web seminars, provide us with even greater reach at less cost. Continued investment into our own Web site is critical to maintain our image in the e-business community and to generate sales leads. We also post important information about our products, technology and organization on our Web site for potential customers' ease of access. Finally we publish data sheets, white papers and articles concerning our products and services.

STRATEGIC ALLIANCES

     A critical element of our sales and marketing strategy is to establish alliances and partnerships to provide integrated solutions to our customers, extend our sales reach, assist in implementation and customization of our solutions, and broaden our brand awareness. Some examples of our current partners include the following:

     - Vignette Corporation. Our co-marketing and sales partnership includes joint seminars and sales calls, joint development of the Vignette QuickBridge for integration of Accrue Insight with Vignette StoryServer.

     - MicroStrategy, Inc. Our joint-development partnership provides Accrue access to MicroStrategy's OLAP technology for the development of e-commerce analysis applications.

     - ABC Interactive. Our joint-development partnership provides Accrue access to ABC Interactive's encryption technology for the development of audited traffic results for advertisers.

     - DoubleClick -- Our co-marketing and sales partnership includes joint seminars, sales calls and development of the Accrue AdVisor product, which measures the marketing return on investment of online advertising campaigns processed through DoubleClick's DART network.

     - Art Technology Group -- Our co-marketing and sales partnership includes joint seminars and sales calls, and joint development of the QuickBridge for ATG Dynamo, which measures effectiveness of sites deployed using Dynamo.

     - Broadvision -- Our co-marketing and sales partnership includes joint seminars and sales calls, and joint development of the QuickBridge for BroadVision One to One product for measuring effectiveness of sites using One to One.

     - IBM -- Our co-marketing and sales partnership includes joint seminars, sales calls and development of the Accrue WholeSale for Net.Commerce product, which provides e-commerce return on investment analysis.

     We have alliances with strategic platform partners, e-business application partners, interactive agencies/hosters and solution providers. By partnering with the leading vendors in each of these categories, we are better able to provide the technical integration expertise and sales and marketing resources, which result in the most valuable integrated solutions to our customers and prospects.

     Strategic Platform Providers. To ensure that our products are based on current technologies and standards, we have partnered with companies whose products represent the best-of-breed in their respective categories. These companies include Cisco Systems, Inc., Informix Software, Inc., Oracle Corporation, Microsoft Corporation, Netscape Corporation, Sun Microsystems, Inc., Veritas Software Corporation, IBM Corporation, and Intel Corporation.

     E-Business Application Partners. These partners sell complimentary technologies to similar high-end clientele. These technologies include personalization, ad serving, content management, customer relationship management, load balancing, e-commerce and application serving. Our alliances range from strong sales and co-marketing relationships to alliances with companies with whom we have built integrated technology.

Representative companies include Vignette Corporation, Art Technology Group, Inc., DoubleClick, Inc., Broadvision, Inc., and IBM Corporation.

     Interactive Agencies and Web-Hosting Organizations. Our relationships with these firms ensure that our product is the recommended solution of choice when customers and prospects are seeking e-business analysis solutions while implementing or upgrading their Web sites. We have worked with and have joint customers with the following interactive agencies: Organic Online, Inc., USWeb/CKS Corporation, and Modem Media.Poppe Tyson, Inc. We share customers with the following Web-Hosting firms: AboveNet Communications, Inc., Exodus Communications, Inc., NaviSite, Inc. and Frontier Corporation.

     Solution Providers. To supplement our internal service capacity, we have established relationships with firms, such as Cambridge Technology Partners, Viant Corporation, Scient Corporation, Ogilivy & Mather, Andersen Consulting, and Worldwide Web Associates, which provide implementation and customization services. We have also partnered with firms that provide strategic web-merchandising, web-marketing and online advertisement analysis services to our clients, such as Viant Corporation.

     Most of our strategic relationships are not subject to binding agreements, have no specified performance requirements by us or by our alliance partners, and may be terminated by either party at any time.

COMPETITION

     We believe that the principal competitive factors affecting our market are:

     - product features;

     - product performance, including scalability and integrity;

     - ease of integration with customers' existing enterprise systems;

     - quality of support and service; and

     - company reputation.

     Although we believe that our products currently compete favorably with respect to such factors, our market is relatively new and is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. A description of our principal competitors and the risks associated with the competitive nature of our market are discussed in greater detail in "Risk Factors -- We face intense competition which could make it difficult for us to acquire and retain customers now and in the future."

     We may not be able to compete successfully against current and future competitors. If we fail to compete successfully against current and future competitors, our business could suffer.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     We are a technology company. Our success depends on protecting our intellectual property assets. If we do not adequately protect our intellectual property, our business, financial condition and results of operations would be seriously harmed.

     We license our software and require our customers to enter into license agreements, which impose restrictions on our customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

     We currently have no issued U.S. or foreign patents, we have applied for one U.S. patent and we have no pending foreign patent applications. It is possible that no patents will issue from our currently pending patent application and that our potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we generally have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. A discussion of risks associated with the protection of our patents and intellectual property rights and potential infringement by us of the patents and intellectual property rights and potential infringement by us of the patents and intellectual property rights of others is presented in "Risk Factors -- Accrue Insight, our most important product, is not protected by a patent. If another party were to use this technology, our business would suffer." and "-- Others may bring infringement claims against us which could harm our business, results of operations and financial condition."

EMPLOYEES

     As of March 31, 2000, Accrue had 133 full-time employees, including 58 in product development, 54 in sales and support, 8 in marketing, and 13 in general and administrative functions. From time to time, we also employ independent contractors to support our engineering, marketing, sales and support and administrative organizations. We believe that our relations with our employees are good.

RISK FACTORS

     You should carefully consider the following risks before making an investment in our company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are all the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our business operations. You should also refer to the other information set forth in this prospectus, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

     Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

     Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 1998, 1999 and 2000, we generated $2.1 million, $4.7 million and $18.9 million in revenue, respectively. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

WE INCURRED NET LOSSES OF $4.2 MILLION, $7.6 MILLION AND $21.1 MILLION FOR EACH OF THE RESPECTIVE FISCAL YEARS ENDED MARCH 31, 1998, 1999 AND 2000

     We have not achieved profitability. We incurred net losses of $4.2 million for the fiscal year ended March 31, 1998, $7.6 million for the fiscal year ended March 31, 1999, and $21.1 million for the fiscal year ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $34.9 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

WE EXPECT OPERATING EXPENSES TO INCREASE SIGNIFICANTLY, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY

     As we grow our business we expect operating expenses to increase significantly, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, we expect to incur additional costs and expenses related to:

     - the expansion of our sales force and distribution channels;

     - the expansion of our product and services offerings;

     - development of relationships with strategic business partners;

     - the expansion of management and infrastructure; and

     - brand development, marketing and other promotional activities.

     Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our operating expenses.

IF WE CANNOT FUND OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, WE MAY BE REQUIRED TO SELL ADDITIONAL COMMON STOCK, WHICH COULD DEPRESS OUR COMMON STOCK PRICE

     To date, we have been unable to fund our operations from cash generated by our business and have funded operations primarily by selling securities. If our revenue fails to offset operating expenses, we may be required to fund future operations through the sale of additional common stock, which could cause our common stock price to decline. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

FLUCTUATIONS IN OUR OPERATING RESULTS MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK

     Our annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, particularly as a result of the risks we describe in this section. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

THE LOSS OF KEY MANAGEMENT PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT

     Our success depends largely upon the continued services of our key management and technical personnel, the loss of which could seriously harm our business. In particular, we rely on Richard Kreysar, President, Chief Executive Officer and a director, and Bob Page, Vice President of Product Development and Chief Technology Officer. Messrs. Kreysar and Page do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees.

WE FACE INTENSE COMPETITION WHICH COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS NOW AND IN THE FUTURE

     The market for e-business analysis solutions is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Our principal competitors today include:

     - vendors of software that target e-business customer data collection and analysis markets such as Andromedia, Inc., net.Genesis Corporation, WebTrends Corporation, Broadbase Software, Inc. and E.piphany, Inc.;

     - developers of software that address only certain technology components of our products; and

     - in-house development efforts by potential customers or partners.

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

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We may not be able to compete successfully against current and future competitors, in which case our business could suffer. See "Business -- Competition."

IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN E-COMMERCE TECHNOLOGY, OUR PRODUCT REVENUE COULD DECLINE

     The market for our products is marked by rapid technological change, frequent new product introductions, Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. In developing our products, we have made, and will continue to make, assumptions with respect to which standards will be adopted by the industry, our customers and competitors. If the standards adopted are different from those which we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. In addition, we may be required to make significant expenditures to adapt our products to changing or emerging technologies. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. E-business analysis technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could harm our business, operating results and financial condition.

THE FAILURE TO RETAIN AND ATTRACT KEY TECHNICAL PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH

     In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently expanded our direct sales force and plan to hire additional sales personnel. As of March 31, 2000, our direct sales and support organization consisted of 54 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel.

WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES ORGANIZATION, WHICH COULD NEGATIVELY AFFECT BOTH OUR OPERATING RESULTS AND OUR ABILITY TO ASSIST OUR CUSTOMERS WITH THE IMPLEMENTATION OF OUR PRODUCTS

     Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their e-business analysis solutions. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate third-party resellers on how to use our products. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of customers grows. We generally bill our clients for our services on a fixed-price basis; however, from time to time we bill our clients on a time-and-materials basis. Failure to estimate accurately the resources and time required for an engagement, to manage our customers' expectations effectively regarding the scope of services to be delivered for an estimated price or to complete fixed-price engagements within budget, on time and to the customer's satisfaction could expose us to risks associated with cost overruns, and in some cases, penalties, and may harm our business. Although we plan to expand our services in order to address our customers' needs, we cannot be certain that this organization will ever achieve profitability.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

     Licenses and services sold to clients located outside of the United States were less than 5% of our total revenue in fiscal year 1999, and less than 15% of our total revenue in fiscal year 2000. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must continue to expand our international sales activities in order to be successful. We initiated operations in selected international markets in the third quarter of our fiscal year ending March 31, 2000. Continued expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. To date, we have non-exclusive alliances with Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, and Itochu Techno-Science Corporation for distribution of our products in Japan, and a small number of value added resellers and distributors for distribution of our products in Europe. These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot assure you that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

     - protectionist laws and business practices that favor local competition;

     - difficulties and costs of staffing and managing foreign operations;

     - dependence on local vendors;

     - multiple, conflicting and changing governmental laws and regulations;

     - longer sales and collection cycles;

     - foreign currency exchange rate fluctuations;

     - political and economic instability;

     - reduced protection for intellectual property rights in some countries;

     - seasonal reductions in business activity; and

     - expenses associated with localizing products for foreign countries.

     If we fail to address these risks adequately our business may be seriously harmed.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO SUCCESSFULLY IDENTIFY AND INTEGRATE POTENTIAL ACQUISITIONS AND INVESTMENTS

     Due to the intensely competitive nature of the e-business analysis market, we believe that our success will depend on our ability to attain significant market share, which will depend in part on our ability to successfully identify and acquire businesses, products and technologies from third parties that are complementary to our existing products and services. We do not have any present understanding, nor are we having any discussions relating to any acquisition or investment. We cannot be certain that we will be able to rapidly expand our product and services offerings through these acquisitions or investments. Some of the risks we may encounter include:

     - complementary products and services may not be available on commercially reasonable terms;

     - we may be unable to compete for acquisitions of products and services with many of our competitors who have greater financial resources than we do;

     - acquired products and services may not meet the needs of our customers;

     - we may incur difficulties associated with the integration of the personnel and operations of an acquired company with our personnel and operations;

     - we may incur difficulties in assimilating acquired products, services or technologies, with our existing products, services and technologies; and

     - integration of acquired and existing products and services may result in decreases in revenue from existing products and services.

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

OUR VARIED SALES CYCLES MAKE IT DIFFICULT TO BUDGET AND FORECAST OUR OPERATING RESULTS

     We have varied sales cycles because we generally need to educate potential clients regarding the use and benefits of our product applications. The stability of our sales cycle continues to evolve as our products mature. Our sales cycles make it difficult to predict the quarter in which sales may fall and to budget and forecast operating results. In addition, a significant portion of our sales fall within the last month of a quarter, making it difficult to predict revenue until late in the quarter and to adjust expenses accordingly.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY SMALL DELAYS IN CUSTOMER ORDERS OR PRODUCT INSTALLATIONS

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

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED

     Our success is dependent on the continued growth of our customer base and the retention of our customers. For the fiscal year ended March 31, 1999 and 2000, approximately 15 - 20% and 25 - 30% of our revenue, respectively, was derived from sales of products and services to existing customers. We expect to continue to derive a significant amount of revenue from our existing customers. If we fail to generate repeat and expanded business from our current and future customers, particularly from maintenance contract renewals, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a license for our products and services for installation on a limited number of servers. If an installation is successful, the customer may purchase additional licenses to expand the use of our products in its organization, license additional products and services from us, or renew maintenance fees.

IF WE FAIL TO SUCCESSFULLY PROMOTE OUR ACCRUE BRAND NAME OR IF WE INCUR SIGNIFICANT EXPENSES PROMOTING AND MAINTAINING OUR ACCRUE BRAND NAME, OUR BUSINESS COULD BE HARMED

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

THE STRAIN THAT OUR GROWTH RATE PLACES UPON OUR SYSTEMS AND MANAGEMENT RESOURCES MAY ADVERSELY AFFECT OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT

     We have recently experienced a period of significant expansion of our operations that has placed a significant strain on our management, administrative and operational resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 22 at March 31, 1997, to 38 at March 31, 1998, to 59 at March 31, 1999, and to 133 at March 31, 2000. In addition, we intend to further expand our finance, administrative and operations staff. Any failure to properly manage our growth could have a material adverse effect on our business, results of operations, and financial condition. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial, and operational systems, procedures, and controls on a timely basis. We may not be able to complete the necessary improvements to our systems, procedures, and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, retain, motivate, and manage required personnel and may not be able to successfully identify, manage, and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Failure of our revenue to increase along with these expenses during any fiscal period could have a materially adverse impact on our financial results for that period.

ACCRUE INSIGHT, OUR MOST IMPORTANT PRODUCT, IS NOT PROTECTED BY A PATENT. IF ANOTHER PARTY WERE TO USE THIS TECHNOLOGY, OUR BUSINESS WOULD SUFFER

     We regard substantial elements of our e-business analysis solutions as proprietary and attempt to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. However, Accrue Insight, our most important product, is not protected by a patent. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could have a material adverse effect on our business. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property or design around patents issued to us. See "Business -- Intellectual Property and Other Proprietary Rights."

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In addition to the technology we have developed internally, we also use code libraries developed and maintained by third parties and have acquired or licensed technologies from other companies. Our internally developed technology, the code libraries, or the technology we acquired or licensed may infringe a third party's intellectual property rights who may bring claims against us alleging infringement of their intellectual property rights. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are not currently involved in any intellectual property litigation. However, as the number of entrants into our market increases, the possibility of an intellectual property claim against us grows and we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights, would likely be time-consuming and expensive to defend and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

     - cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

     - obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and/or

     - redesign those products or services that incorporate infringing technology.

     Any of these results could seriously harm our business.

PRODUCT DEFECTS COULD LEAD TO LOSS OF CUSTOMERS WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects, including Year 2000 errors, the occurrence of which could result in adverse publicity, loss of or delay in market acceptance, or claims by customers against us, any of which could harm our business, results of operations, and financial condition. In addition, our products and product enhancements are very complex and may from time to time contain errors or result in failures that we did not detect or anticipate when introducing our products or enhancements to the market. The computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. See "Business -- Products and Services."

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS THAT COULD REQUIRE CONSIDERABLE EFFORT AND EXPENSE TO DEFEND AND WHICH COULD HARM OUR BUSINESS

     Our products are used to monitor the traffic data of our customers' Web sites, and to segment, analyze and report this data. These and other functions that our products provide are often critical to our customers, especially in light of the considerable resources many organizations spend on the development and maintenance of their Web sites. Our end-user licenses contain provisions that limit our exposure to product liability claims, but these provisions may not be enforceable in all jurisdictions. Additionally, we maintain limited product liability insurance. To the extent our contractual limitations are unenforceable or these claims are not covered by insurance, a successful product liability claim could harm our business.

WE MAY BE UNABLE TO INTEGRATE SUCCESSFULLY MARKETWAVE CORPORATION AND/OR NEOVISTA SOFTWARE, INC. INTO OUR BUSINESS OR ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITIONS

     Our acquisition of Marketwave Corporation, which was completed in September, 1999, and our acquisition of NeoVista Software, Inc., which was completed in January 2000, will require integrating the businesses and operations of those two companies with our company. We may not be able to successfully assimilate the personnel, technology, operations and customers of Marketwave and/or NeoVista into our business. Additionally, we may fail to achieve the anticipated synergies from either or both acquisitions, including marketing, product development, distribution and other operational synergies. The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Finally, we cannot be certain that we will be able to retain Marketwave and/or NeoVista employees.

WE MAY ACQUIRE TECHNOLOGIES OR COMPANIES IN THE FUTURE, AND THESE ACQUISITIONS COULD RESULT IN THE DILUTION OF OUR STOCKHOLDERS AND DISRUPTION OF OUR BUSINESS

     We may acquire technologies or companies in the future. Entering into an acquisition entails many risks of any which could materially harm our business, including:

     - diversion of management's attention from other business concerns;

     - failure to assimilate the acquired company with our pre-existing business;

     - potential loss of key employees from either our pre-existing business or the acquired business;

     - dilution of our existing stockholders as a result of issuing equity securities; and

     - assumption of liabilities of the acquired company.

EVOLVING REGULATION OF THE INTERNET MAY HARM OUR BUSINESS

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

OUR SUCCESS DEPENDS ON CONTINUED USE AND EXPANSION OF THE INTERNET

     Continued expansion in the sales of our e-business analysis solutions will depend upon the continued growth of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet and online services as a medium of commerce and communication. Demand and market acceptance for recently introduced products and services relating to the Internet are subject to a high level of uncertainty and few proven products and services exist. If the Internet does not continue to grow as a widespread communications medium and commercial marketplace, the demand for our e-business analysis solutions could be significantly reduced. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary products, such as high speed modems. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Additionally, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service.

BECAUSE ACCRUE'S OFFICERS AND DIRECTORS OWN APPROXIMATELY 17.5% OF THE OUTSTANDING COMMON STOCK, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDER DECISIONS

     As of May 31, 2000, our officers and directors beneficially own approximately 17.5% of the outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions which you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

THE EFFECTS OF ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND IN DELAWARE LAW COULD PREVENT A CHANGE IN CONTROL OF ACCRUE WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK

     Provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a merger or sale of Accrue, or making a merger or acquisition less desirable to a potential acquirer, even where stockholders may consider the acquisition or merger favorable. These provisions could also have the effect of making it more difficult for a third party to effect a change of control of the board of directors. See "Description of Capital
Stock -- Delaware Law and the Effect of Certain Certificate of Incorporation and Bylaw Provisions." The issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders. Any issuance of preferred stock may harm the market price of the common stock. The issuance of preferred stock may also result in the loss of the voting control of holders of common stock to the holders of the preferred stock.

THE MARKET PRICE FOR OUR COMMON STOCK, LIKE OTHER TECHNOLOGY STOCKS, MAY BE VOLATILE

     The stock markets have, in general, and with respect to Internet companies in particular, recently experienced extreme stock price and volume volatility that has affected companies' stock prices. The stock markets may continue to experience volatility that may adversely affect the market price of our common stock. Stock prices for many companies in the technology and emerging growth sector have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Fluctuations such as these may affect the market price of our common stock. In addition, if we fail to address any of the risks described in this section, the market price for our common stock, and consequently, the value of your investment, could decline.

SIGNIFICANT FLUCTUATIONS IN THE MARKET PRICE OF OUR COMMON STOCK COULD RESULT IN SECURITIES CLASS ACTION CLAIMS AGAINST US, WHICH COULD SERIOUSLY HARM OUR BUSINESS

     Securities class action claims have been brought against companies in the past where volatility in the market price of that company's securities has taken place. This kind of litigation could be very costly and divert our management's attention and resources, and any adverse determination in this litigation could also subject us to significant liabilities, any or all of which could seriously harm our business.

IF WE CANNOT RAISE FUNDS, IF NEEDED, ON ACCEPTABLE TERMS, WE MAY NOT BE ABLE TO DEVELOP OR ENHANCE OUR PRODUCTS AND SERVICES, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED CAPITAL REQUIREMENTS WHICH COULD HARM OUR BUSINESS

     We expect the net proceeds from our public offering in July 1999, cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months. Accordingly, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants which restrict our operations. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could harm our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for more information on our capital needs.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

     Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of May 31, 2000, we have 27,462,634 shares of common stock outstanding. 4,485,000 shares of our common stock, including the underwriter's option to purchase additional shares which was exercised in full, were registered in connection with the initial public offering of our common stock. 3,225,261 shares of our common stock were issued to the stockholders of Marketwave Corporation in connection with our acquisition of that company, and such shares were subsequently registered with the Securities and Exchange Commission in March 2000 and may be sold without restriction or further registration under the Federal securities laws unless held by our "affiliates" as that term is defined in Rule 144 while the registration statement remains effective. The remaining 19,752,373 shares of common stock outstanding are "restricted securities" as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 11,274,407 shares of our common stock under our existing stock option and employee stock purchase plans, including options originally granted under stock option plans of Marketwave Corporation and NeoVista Software, Inc., which options are now exercisable for shares of our common stock.

ITEM 2. PROPERTIES

     We are headquartered in Fremont, California, where we lease approximately 30,000 square feet of office space under a lease expiring on March 31, 2002. We lease additional facilities in Seattle, Washington, Plano, Texas and England for sales and services personnel. We believe that our existing facilities are adequate to meet our current and future requirements or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION; RECENT SALES OF UNREGISTERED SECURITIES. Our common stock has been trading on the NASDAQ Stock Market ("NASDAQ") under the symbol "ACRU" since July 30, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on NASDAQ:

                     YEAR ENDED 2000                        HIGH        LOW
                     ---------------                       -------    -------
2nd Quarter (from July 30, 1999).........................  23.0000    10.4531
3rd Quarter..............................................  63.2500    21.8125
4th Quarter..............................................  62.8750    37.3750

     On May 31, 2000, the closing sale price for our common stock was $24.00 per share. On this date, there were approximately 789 holders of record of our common stock. This figure does not reflect more than 6,000 beneficial stockholders whose shares are held in nominee names. During the fiscal year we did not pay any dividends. We presently intend to retain future earnings to finance the growth and development of our business, and as such, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

     The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations which have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions or military conflicts, may materially and adversely affect the market price of our common stock.

     On September 30, 1999, in connection with our acquisition of Marketwave Corporation, we issued in exchange for all outstanding shares of capital stock of Marketwave 2,880,000 unregistered shares of common stock. Because these shares were issued to a limited number of Marketwave shareholders, we relied on the exemption provided by Section 4(2) of the Securities Act in issuing these shares. These shares were subsequently registered on a Registration Statement on Form S-1 (Reg. No. 333-32066) that was declared effective by the SEC on or about March 22, 2000. We also assumed Marketwave options that were outstanding for 566,000 shares of our common stock, which option shares were subsequently registered on a Registration Statement on Form S-8 on February 1, 2000.

     On January 14, 2000, in connection with our acquisition of NeoVista Software, Inc., we issued in exchange for all outstanding shares of capital stock and warrants of NeoVista approximately 1,779,000 unregistered shares of our common stock. We also assumed NeoVista options and warrants that were exercisable for 550,000 shares of our common stock, which option shares were subsequently registered on a Registration Statement on Form S-8 on February 1, 2000. The shares issued by us in this transaction were issued pursuant to the exemption provided by Section 3(a)(10) of the Securities Act and in connection with a hearing conducted by the California Commission of Corporations which found the offering to be fair to NeoVista security holders.

     (b) USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

     On August 4, 1999, we completed an initial public offering of our Common Stock, $0.001 par value. The managing underwriters in the offering were BancBoston Robertson Stephens and Thomas Weisel Partners, LLC, (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-79491) that was declared effective by the SEC on July 29, 1999. The offering commenced on July 30, 1999, on which date 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $10.00 per share. The aggregate price of the offering amount registered and sold was $39,000,000. In connection with the offering, we paid an aggregate of $2,730,000 in underwriting discounts and commissions to the Underwriters and the aggregate proceeds to us were approximately $35.6 million after deducting estimated offering expenses of $700,000. The Underwriters also had an overallotment option to purchase 585,000 shares, which closed on August 26, 1999. The aggregate price of the offering was $44,850,000. The aggregate underwriting discounts and commissions to the Underwriters was $3,139,500 and the aggregate net proceeds to us was approximately $40.8 million after deducting offering expenses of $856,000.

     We currently expects to use the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each of these purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological develop-ments and the rate of growth, if any, of our business. In addition, we have used a portion and may continue to use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. On September 30, 1999, we acquired Marketwave Corporation. Approximately $3.3 million of cash was used to pay for the acquisition related expenses. On January 14, 2000, we acquired NeoVista Software, Inc. and approximately $5.0 million of cash was used to pay for the acquisition related expenses.

     None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner or their associates, persons owning 10% or more of any class of our equity securities, or an affiliate.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

                                                        AS OF OR FOR THE YEAR ENDED MARCH 31,
                                                       ---------------------------------------
                                                          1998           1999          2000
                                                       -----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................................   $  2,057       $ 4,684       $18,864
Cost of revenue......................................        228           469         2,768
Gross profit.........................................      1,829         4,215        16,096
Stock-based compensation expense.....................         --         1,325         4,344
Loss from operations.................................     (4,280)       (7,651)      (22,270)
Other income and (expense)...........................         79            50         1,151
Net loss.............................................     (4,201)       (7,601)      (21,119)
Net loss per share
  Basic and diluted..................................      (0.99)        (1.63)        (1.33)
Cash and cash equivalents............................        570         2,862        31,754
Working capital......................................        232         2,529        30,192
Total assets.........................................      2,112         6,109       160,899
Long-term debt, net of current portion...............        312           169            39
Total stockholders' equity...........................        557         3,414       151,987

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Our products, Accrue Insight, Hit List and Decision Series are comprehensive solutions that we believe help Internet businesses increase the number of visitors to their respective Web sites, customer loyalty and online sales by collecting, storing, analyzing and reporting Web site activity data at a level of detail and accuracy that distinguishes our technology from others. We offer our products to customers for a license fee and also provide related maintenance services. In addition, we provide professional services to assist customers at every stage in their deployment of Accrue products, from identification of their specific business needs through enterprise integration and customization of e-business analysis reporting, to delivery of a rapid and effective implementation. We also offer an application hosting service, Accrue Site Knowledge (ASK) Service, that enables customers to outsource system administration responsibilities in connection with their purchase of Accrue Insight.

     From our inception through March 31, 1997, our operations consisted primarily of start-up activities, such as raising capital, recruiting personnel, conducting research and development, developing our initial product, establishing the market for our initial product and purchasing operating assets. During fiscal years 1998 and 1999, we continued to invest in research and development, building sales channels, expanding marketing activities and developing administrative operations. In January 1997 we began shipping our initial product, Accrue Insight 1.0 for analysis of Web site traffic. In February 1998 we released Accrue Insight 2.0, which added scalability and functionality to provide e-business analysis capabilities. In August 1998 we released Accrue Insight 2.5, which added personalized Web pages and push technology enabling distribution of reports via email. From October 1998 through March 1999 we continued to expand the functional capabilities of Accrue Insight through a series of releases including an easy-to-use interface, a customized integration bridge with Vignette StoryServer, and enhanced network collection technology. In April 1999, we released Accrue Insight 3.1, which added new features to enhance Web data collection, analysis, storage and reporting, expand the amount and types of information captured, provide new information access and report distribution options, increase scalability, and improve manageability. The Accrue Site Knowledge (ASK) Service, also introduced in April 1999, provides a new application hosting service that enables customers to outsource system administration responsibilities in connection with their purchase of Accrue Insight. In September 1999, we acquired the Hit List family of products in connection with our merger with Marketwave Corporation. In November 1999, we released Accrue Hit List 4.5, offering increased functionality, improved performance, broader database and platform support.

     Substantially all of our product revenues through March 31, 2000 were attributable to licensing Accrue Insight, Accrue Hit List and related products and support services. We anticipate that these products will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Accrue Insight, Accrue Hit List, or related products and services, or their failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

     We recognize product revenues upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. We generally do not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns are recorded at the time the products are shipped.

     For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance, installation and other services), revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to Accrue, or for products not being sold separately, the price established by management. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. We recognize revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, such as installation and training, we recognize revenue as the related services are performed.

     We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for less than 15% of our total revenue to date. We expect that sales through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. We offer multiple pricing models, including usage-based, server-based and CPU-based, allowing for additional revenue as a customer's e-business expands. License fees for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are charged on a time-and-materials basis or a fixed-fee basis for package services.

     We have recorded stock-based compensation related to stock options granted below fair market value through March 31, 1999 and March 31, 2000 of approximately $6.3 million and $9.9 million, respectively. Of this amount, we amortized approximately $1.3 million in fiscal year 1999 and $4.3 million in fiscal year 2000. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant. The remaining balance of stock-based compensation will be amortized over the remaining vesting period of the options, generally four years or less. As a result, the amortization of stock-based compensation will impact our reported results of operations through fiscal 2003.

     We have sustained losses on a quarterly and annual basis since inception. As of our fiscal year ended March 31, 1999, we had an accumulated deficit of approximately $13.8 million, and as of March 31, 2000, we have an accumulated deficit of approximately $34.9 million. Our net loss was approximately $4.2 million in fiscal year 1998, $7.6 million in fiscal year 1999, and $21.1 million in fiscal year 2000. These losses resulted from significant costs incurred in the development and sale of our products and services and merger related costs. We expect to experience significant growth in our operating expenses in order to execute our business plan, particularly in the areas of research and development, sales and marketing, and increased international distribution. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

     You should not rely upon our past operating results as an indication of future performance. While we have experienced significant percentage growth in revenues in recent periods, we have a limited operating history and we do not believe that prior growth rates are sustainable or indicative of future growth rates.

RESULTS OF OPERATIONS

     The following tables set forth our historical operating information, as well as the information as a percentage of our total revenue represented by each item, for the periods indicated:

                                                                       YEAR ENDED MARCH 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              ----------    ----------    -----------
                                                               (IN THOUSANDS, EXCEPT AS A PERCENTAGE
                                                                         OF TOTAL REVENUE)
STATEMENT OF OPERATIONS DATA:
Net revenue:
  Software license..........................................   $ 1,857       $ 3,640       $ 14,681
  Maintenance and service...................................       200         1,044          4,183
                                                               -------       -------       --------
          Total revenue.....................................     2,057         4,684         18,864
Cost of revenue.............................................       228           469          2,768
                                                               -------       -------       --------
Gross profit................................................     1,829         4,215         16,096
                                                               -------       -------       --------
Operating expenses:
  Research and development..................................     2,403         3,166          4,410
  Sales and marketing.......................................     2,744         5,448         12,106
  General and administrative................................       962         1,927          2,437
  Merger costs..............................................        --            --          3,560
  In-process research and development.......................        --            --            650
  Amortization of intangibles...............................        --            --         10,859
  Stock-based compensation expense..........................        --         1,325          4,344
                                                               -------       -------       --------
          Total operating expenses..........................     6,109        11,866         38,366
                                                               -------       -------       --------
Loss from operations........................................    (4,280)       (7,651)       (22,270)
Other income (expense), net.................................        79            50          1,151
                                                               -------       -------       --------
Net loss....................................................   $(4,201)      $(7,601)      $(21,119)
                                                               =======       =======       ========
AS A PERCENTAGE OF TOTAL REVENUE:
Net revenue:
  Software license..........................................      90.3%         77.7%          77.8%
  Maintenance and service...................................       9.7          22.3           22.2
                                                               -------       -------       --------
          Total revenue.....................................     100.0         100.0          100.0
Cost of revenue.............................................      11.1          10.0           14.7
                                                               -------       -------       --------
Gross profit................................................      88.9          90.0           85.3
                                                               -------       -------       --------
Operating expenses:
  Research and development..................................     116.8          67.6           23.4
  Sales and marketing.......................................     133.4         116.3           64.2
  General and administrative................................      46.8          41.1           12.9
  Merger costs..............................................        --            --           18.9
  In-process research and development.......................        --            --            3.4
  Amortization of intangibles...............................        --            --           57.6
  Stock-based compensation expense..........................        --          28.3           23.0
                                                               -------       -------       --------
          Total operating expenses..........................     297.0         253.3          203.4
                                                               -------       -------       --------
Loss from operations........................................    (208.1)       (163.3)        (118.1)
Other income (expense), net.................................       3.9           1.0            6.1
                                                               -------       -------       --------
Net loss....................................................    (204.2)%      (162.3)%       (112.0)%
                                                               =======       =======       ========

FISCAL YEARS ENDED MARCH 31, 1998, 1999 AND 2000

     Revenue. Total revenue increased from $2.1 million in fiscal year 1998 to $4.7 million in fiscal year 1999 and $18.9 million in fiscal year 2000. These increases reflect year-to-year revenue growth of 128% and 303%, respectively. No customer accounted for more than 10% of our revenue in fiscal year 1998, 1999 or 2000.

     Software license revenue. Revenue from software licenses was $1.9 million in fiscal year 1998, $3.6 million in fiscal year 1999 and $14.7 million in fiscal year 2000 representing increases of $1.5 million, or 371%, from fiscal year 1997 to fiscal year 1998, $1.8 million, or 96% from fiscal year 1998 to fiscal year 1999 and $11.0 million, or 303%, from fiscal year 1999 to fiscal year 2000. The majority of the growth in product revenue for the three fiscal years was due to higher unit sales volumes of Accrue Insight and Accrue Hit List as a result of increased market awareness of our products, introductions of new features, increases in both the size and productivity of our sales force, and increased average dollar size of licenses. We anticipate that revenue from product licenses will continue to represent a substantial majority of our revenues in the future. We expect that the growth rate of our revenue base will decrease in the future and therefore our historical percentage growth rates of our product revenue will not be sustainable in the future.

     Maintenance and service revenue. Maintenance and service revenue was $0.2 million in fiscal year 1998, $1.0 million in fiscal year 1999 and $4.2 million in fiscal year 2000 representing increases of 456% from fiscal year 1997 to fiscal year 1998, 422% from fiscal year 1998 to fiscal year 1999, and 301% from fiscal year 1999 to fiscal year 2000. This growth was primarily due to expanded service offerings, more proactive sales of these offerings, and a higher proportion of renewals of maintenance contracts by existing customers. We expect that our historical percentage growth rates of our maintenance and service revenue will not be sustainable in the future.

     Cost of revenue. Cost of revenue consists primarily of royalties paid to third parties for technology used in our products and cost of maintenance and services. These costs were $0.2 million, or 11.1% of revenue, in fiscal year 1998, $0.5 million, or 10% of revenue, in fiscal year 1999, and $2.8 million, or 14.7% of revenue, in fiscal year 2000 representing increases of 660% from fiscal year 1997 to fiscal year 1998, 106% from fiscal year 1998 to fiscal year 1999, and 490% from fiscal year 1999 to fiscal year 2000. The dollar increases in the cost of revenue reflect increased third-party royalties incurred in connection with higher volumes of related product shipments and higher cost of maintenance and services associated with our increased maintenance and service revenue. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

     Gross profit. Gross profit was 89% in fiscal year 1998, 90% in fiscal year 1999, and 85% in fiscal year 2000. In the future, we expect that royalties paid to third parties will increase in absolute dollars. In addition, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will increase as a percentage of total revenue as we expand our service offerings and maintain our maintenance contract renewal rates with customers. Maintenance and service revenue has lower gross profit than product revenue. For all of these reasons, we expect that our gross profit will decline.

     Operating expenses. Total operating expenses increased from $6.1 million in fiscal year 1998 to $11.9 million in fiscal year 1999, and $38.4 million in fiscal year 2000. The increases reflect year-to-year growth of 94% and 223% respectively. The significant increase from fiscal year 1999 to fiscal year 2000 was largely due to increased salaries, related expenses associated with newly hired employees, merger related costs and amortization of intangibles as a result of the acquisition of NeoVista Software, Inc.

     Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $2.4 million in fiscal year 1998, $3.2 million in fiscal year 1999, and $4.4 million in fiscal year 2000. The increases were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product and services offerings. We believe that research and development expenses will increase in dollar amount but decrease as a percentage of total revenue in the future, as our focus shifts from development to marketing, distribution, service and maintenance of existing product offering. Research and development expenditures are charged to operations as incurred.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $2.7 million in fiscal year 1998, $5.4 million in fiscal year 1999, and $12.1 million in fiscal year 2000. The increases were primarily due to increased headcount in our sales and marketing departments, and increased marketing communications expenditures associated with our products and services. We believe that sales and marketing expenses will increase in dollar amount but decrease as a percentage of total revenue in the future.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses were $1.0 million in fiscal year 1998, $1.9 million in fiscal year 1999, and $2.4 million in fiscal year 2000. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations and facilities, and incur additional expenses associated with operating as a public company. However, we believe that general and administrative expenses will decrease as a percentage of total revenue in the future.

     Merger costs. As a result of the merger with Marketwave Corporation, we incurred merger-related costs of $3.6 million in fiscal year 2000. These expenses related to transaction costs, employee termination and transaction costs, legal and accounting costs, write-off of equipment and other assets, and redundant facility and other costs.

     In-Process Research and Development. We recorded a one-time charge of $0.7 million in fiscal year 2000 for in-process research and development associated with our acquisition of NeoVista Software, Inc. At the date of the acquisition, the associated research and development projects had not yet reached technological feasibility and had no alternative future uses. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects.

     Amortization of Intangibles. In January 2000, we acquired NeoVista Software, Inc. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $127.9 million was recorded and is being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $10.9 million was recorded for fiscal 2000.

     Stock-based compensation. Total stock-based compensation as of March 31, 1999 and March 31, 2000 amounted to $6.3 million and $9.9 million respectively, of which approximately $1.3 million and $4.3 million was amortized in fiscal year 1999 and fiscal year 2000, respectively.

     Other income (expense), net. Other income (expense), net consists of interest income, interest expense, other income and other expense. Other income (expense), net was less than $0.1 million in each of fiscal years 1998 and 1999, and $1.2 million in fiscal year 2000.

     As of March 31, 2000 we had federal and state net operating loss carryforwards of approximately $64.7 million and $21.2 million, respectively, for tax purposes. In addition, as of March 31, 2000, we had $2.6 million and $1.2 million of federal and state tax credit carryforwards, respectively. These operating loss carryforwards and credits will begin to expire in 2001. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership occurring in the past or future may limit the amount of net operating loss and tax credit carryforwards that we could utilize annually to offset future taxable income. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

     We establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on our expected future revenue. Our expectations regarding future revenue may not be accurate. As a result, if revenue falls below expectations, our operating results are likely to be adversely and disproportionately affected because only a small portion of our expenses vary with revenue. Due to these factors, our operating results are difficult to forecast. We believe that period-to-period comparisons of our historical operating results are not meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations principally through private sales of preferred stock, with net proceeds of $15.5 million, bank loans, and with the net proceeds of $40.8 million from our initial public offering completed in August 1999. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses. Cash used in operating activities totaled $4.4 million in fiscal year 1998, $5.5 million in fiscal year 1999, and $9.2 million in fiscal year 2000. In fiscal year 1998, cash used for operating activities was primarily attributable to our net losses from operations. In fiscal year 1999, cash used for operating activities was primarily attributable to a net loss of $7.6 million and an increase in accounts receivable of $1.4 million offset in part by an increase in deferred revenue of $0.9 million, provision for sales returns and doubtful accounts of $0.2 million, increase in accrued liabilities of $0.5 million and stock-based compensation expense of $1.3 million. The increases in accounts receivable, provision for sales returns and doubtful accounts and deferred revenue were a result of higher unit sales of Accrue Insight. In fiscal year 2000, cash used for operating activities was primarily attributable to our net loss of $21.1 million, an increase in accounts receivable of $4.1 million, and an increase in accrued costs related to mergers and acquisitions of $3.3 million, offset in part by an increase in deferred revenue of $1.7 million, an increase in accrued liabilities of $1.7 million, amortization of intangibles of $10.9 million, and stock-based compensation expense of $4.3 million. The increases in accounts receivable and deferred revenue were a result of higher unit sales. The increases in accrued costs related to mergers and acquisitions and amortization of intangibles were a result of the acquisitions during fiscal 2000.

     Cash used in investing activities totaled $0.3 million in fiscal year 1998, $0.5 million in fiscal year 1999, and $1.2 million in fiscal year 2000. The increase resulted primarily from the purchase of property and equipment, including computer equipment and software. We expect that our capital expenditures will continue to increase in the future.

     Cash provided by financing activities was $1.8 million in fiscal year 1998, $8.4 million in fiscal year 1999 and $39.3 million in fiscal year 2000. The activity in fiscal year 1998 and 1999 include proceeds from the issuance of preferred stock and notes payable. The 2000 activity includes net proceeds of $40.1 million from the issuance of common stock in our initial public offering.

     We had $2.5 million and $30.2 million in working capital at March 31, 1999 and 2000, respectively. We have a $2.0 million working capital line with Silicon Valley Bank which expires in June 2000. Interest is payable monthly. There were no amounts outstanding under the line as of March 31, 2000.

     We expect to experience significant growth in our operating expenses in the future in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our cash and cash equivalents, investments in marketable securities, available borrowings under the bank line of credit and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 READINESS

     "Year 2000 Issues" refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

     We have defined Year 2000 compliance as the ability to:

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

     As of May 19, 2000, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board on FASB, issued Statement of Financial Accounting Standard No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not expect SFAS No. 133 to have a significant effect on our financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We have reviewed the bulletin and believe that our current revenue recognition policy is consistent with the guidance of SAB No. 101.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Accrue believes that the impact of FIN 44 will not have a material effect on the financial position or results of Accrue's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates is limited to the exposure related to credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 1999 and March 31, 2000, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Accrue Software, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Accrue Software, Inc. as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Accrue's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
April 11, 2000

                             ACCRUE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                   MARCH 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  2,862    $ 31,754
  Accounts receivable, net..................................     2,005       6,279
  Prepaid expenses and other current assets.................       188       1,032
                                                              --------    --------
          Total current assets..............................     5,055      39,065
Property and equipment, net.................................       894       2,253
Goodwill and intangibles, net...............................        --     119,450
Other assets................................................       160         131
                                                              --------    --------
          Total assets......................................  $  6,109    $160,899
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    472    $    429
  Accrued liabilities.......................................       791       2,781
  Accrued liabilities, merger...............................        --       2,421
  Deferred revenue..........................................     1,127       3,095
  Current portion long term debt............................       136         147
                                                              --------    --------
          Total current liabilities.........................     2,526       8,873
Long term debt, net of current portion......................       169          39
                                                              --------    --------
          Total liabilities.................................     2,695       8,912
                                                              --------    --------
Commitments (Note 5)
Convertible preferred stock, $0.001 par value:
  Authorized: 10,944 and 5,000 shares in 1999 and 2000......
  Issued and outstanding: 10,353 and no shares in 1999 and
     2000...................................................    15,517          --
Stockholders' Equity:
Common stock, $0.001 par value:
  Authorized: 20,000 and 75,000 shares in 1999 and 2000.....
  Issued and outstanding: 6,883 and 27,277 shares in 1999
     and 2000...............................................         7          27
Additional paid-in capital..................................     6,803     191,300
Notes receivable from stockholders..........................      (213)       (213)
Unearned compensation.......................................    (4,929)     (4,237)
Accumulated deficit.........................................   (13,771)    (34,890)
                                                              --------    --------
          Total stockholders' equity........................     3,414     151,987
                                                              --------    --------
          Total liabilities and stockholders' equity........  $  6,109    $160,899
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ACCRUE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Net revenue:
  Software license..........................................  $ 14,681    $ 3,640    $ 1,857
  Maintenance and service...................................     4,183      1,044        200
                                                              --------    -------    -------
          Total revenue.....................................    18,864      4,684      2,057
Cost of revenue:
  Software license..........................................       602        287        163
  Maintenance and service...................................     2,166        182         65
                                                              --------    -------    -------
          Total cost of revenue.............................     2,768        469        228
                                                              --------    -------    -------
Gross profit................................................    16,096      4,215      1,829
Operating expenses:
  Research and development..................................     4,410      3,166      2,403
  Sales and marketing.......................................    12,106      5,448      2,744
  General and administrative................................     2,437      1,927        962
  Merger costs..............................................     3,560         --         --
  In-process research and development.......................       650         --         --
  Amortization of intangibles...............................    10,859         --         --
  Stock-based compensation expense..........................     4,344      1,325         --
                                                              --------    -------    -------
          Total operating expenses..........................    38,366     11,866      6,109
                                                              --------    -------    -------
Loss from operations........................................   (22,270)    (7,651)    (4,280)
Other income................................................     1,247         96         97
Interest expense............................................       (96)       (46)       (18)
                                                              --------    -------    -------
Net loss....................................................  $(21,119)   $(7,601)   $(4,201)
                                                              ========    =======    =======
Net loss per share, basic and diluted.......................  $  (1.33)   $ (1.63)   $ (0.99)
                                                              ========    =======    =======
Shares used in computing net loss per share, basic and
  diluted...................................................    15,822      4,670      4,264
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             ACCRUE SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            CONVERTIBLE                                        NOTES
                                          PREFERRED STOCK     COMMON STOCK     ADDITIONAL    RECEIVABLE
                                         -----------------   ---------------    PAID-IN         FROM         UNEARNED
                                         SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION
                                         ------   --------   ------   ------   ----------   ------------   ------------
Balances, March 31, 1997...............   3,078   $  5,830    4,080    $ 4      $     49       $   --        $    --
Issuance of Series C preferred stock,
  net..................................      23         63       --     --            --           --             --
Issuance of Series C.1 preferred stock,
  net..................................     293        750       --     --            --           --             --
Exercise of stock options..............      --         --      463      1            30           --             --
Net loss...............................      --         --       --     --            --           --             --
                                         ------   --------   ------    ---      --------       ------        -------
Balances, March 31, 1998...............   3,394      6,643    4,543      5            79           --             --
Issuance of restricted common stock in
  exchange for services................      --         --       53     --           167           --             --
Issuance of common shares for cash.....      --         --        7     --             3           --             --
Issuance of common stock in exchange
  for notes receivable.................      --         --    1,755      2           211         (213)            --
Issuance of Series C.1 preferred stock,
  net..................................     144        370       --     --            --           --             --
Issuance of Series C.2 preferred stock,
  net..................................     883      1,521       --     --            --           --             --
Issuance of Series D preferred stock
  and conversion of notes payable,
  net..................................     929      2,003       --     --            --           --             --
Issuance of Series E preferred stock,
  net..................................   5,003      4,980       --     --            --           --             --
Unearned compensation related to grants
  of stock options.....................      --         --       --     --         6,254           --         (6,254)
Amortization of unearned stock
  compensation.........................      --         --       --     --            --           --          1,325
Exercise of stock options..............      --         --      610     --            99           --             --
Repurchase of common stock.............      --         --      (85)    --           (10)          --             --
Net loss...............................      --         --       --     --            --           --             --
                                         ------   --------   ------    ---      --------       ------        -------
Balances, March 31, 1999...............  10,353     15,517    6,883      7         6,803         (213)        (4,929)
Exercise of stock options..............      --         --    2,130      2           872           --             --
Issuance of common stock in connection
  with the Company's IPO, net..........      --         --    4,485      5        40,810           --             --
Issuance of common stock for cash......      --         --       61     --           519           --             --
Repurchase of stock options............      --         --      (11)    --            (5)          --             --
Unearned compensation related to grants
  of stock options.....................      --         --       --     --         3,652           --         (3,652)
Conversion of preferred stock into
  common stock in connection with the
  Company's IPO........................  (9,033)   (12,876)  10,280     10        12,866           --             --
Conversion of preferred stock into
  common stock in connection with the
  Marketwave acquisition...............  (1,320)    (2,641)   1,320      1         2,640           --             --
Issuance of common stock in connection
  with the NeoVista acquisition........      --         --    1,779      2       122,898           --             --
Exercise of warrants for shares of
  common stock.........................      --         --      350     --           245           --             --
Amortization of unearned stock
  compensation.........................      --         --       --     --            --           --          4,344
Net loss...............................      --         --       --     --            --           --             --
                                         ------   --------   ------    ---      --------       ------        -------
Balances, March 31, 2000...............      --   $     --   27,277    $27      $191,300       $ (213)       $(4,237)
                                         ======   ========   ======    ===      ========       ======        =======


                                         ACCUMULATED
                                           DEFICIT      TOTAL
                                         -----------   --------
Balances, March 31, 1997...............   $ (1,969)    $  3,914
Issuance of Series C preferred stock,
  net..................................         --           63
Issuance of Series C.1 preferred stock,
  net..................................         --          750
Exercise of stock options..............         --           31
Net loss...............................     (4,201)      (4,201)
                                          --------     --------
Balances, March 31, 1998...............     (6,170)         557
Issuance of restricted common stock in
  exchange for services................         --          167
Issuance of common shares for cash.....         --            3
Issuance of common stock in exchange
  for notes receivable.................         --           --
Issuance of Series C.1 preferred stock,
  net..................................         --          370
Issuance of Series C.2 preferred stock,
  net..................................         --        1,521
Issuance of Series D preferred stock
  and conversion of notes payable,
  net..................................         --        2,003
Issuance of Series E preferred stock,
  net..................................         --        4,980
Unearned compensation related to grants
  of stock options.....................         --           --
Amortization of unearned stock
  compensation.........................         --        1,325
Exercise of stock options..............         --           99
Repurchase of common stock.............         --          (10)
Net loss...............................     (7,601)      (7,601)
                                          --------     --------
Balances, March 31, 1999...............    (13,771)       3,414
Exercise of stock options..............         --          874
Issuance of common stock in connection
  with the Company's IPO, net..........         --       40,815
Issuance of common stock for cash......         --          519
Repurchase of stock options............         --           (5)
Unearned compensation related to grants
  of stock options.....................         --           --
Conversion of preferred stock into
  common stock in connection with the
  Company's IPO........................         --           --
Conversion of preferred stock into
  common stock in connection with the
  Marketwave acquisition...............         --           --
Issuance of common stock in connection
  with the NeoVista acquisition........         --      122,900
Exercise of warrants for shares of
  common stock.........................         --          245
Amortization of unearned stock
  compensation.........................         --        4,344
Net loss...............................    (21,119)     (21,119)
                                          --------     --------
Balances, March 31, 2000...............   $(34,890)    $151,987
                                          ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ACCRUE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                               1998       1999        2000
                                                              -------    -------    --------
Cash flows from operating activities:
  Net loss..................................................  $(4,201)   $(7,601)   $(21,119)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Write-off of purchased in-process research and
      development...........................................       --         --         650
    Common stock issued for services........................       --        167          --
    Depreciation and amortization...........................      151        240      11,460
    Provision for sales returns and doubtful accounts.......       23        237         191
    Amortization of discount on line of credit..............       --         --           7
    Stock-based compensation expense........................       --      1,325       4,344
    Changes in operating assets and liabilities:
      Accounts receivable...................................     (818)    (1,394)     (4,084)
      Prepaid expenses and other current assets.............      (20)      (131)     (1,477)
      Other assets..........................................        3       (127)         76
      Accounts payable......................................      137        333         (69)
      Accrued liabilities...................................      106        486       1,654
      Accrued costs related to merger and acquisition.......       --         --      (2,578)
      Deferred revenue......................................      180        922       1,731
                                                              -------    -------    --------
         Net cash used in operating activities..............   (4,439)    (5,543)     (9,214)
                                                              -------    -------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................     (291)      (531)     (1,651)
  Cash acquired in NeoVista acquisition.....................       --         --         436
  Purchase of software license..............................      (50)        --          --
                                                              -------    -------    --------
         Net cash used in investing activities..............     (341)      (531)     (1,215)
                                                              -------    -------    --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of issuance
    costs...................................................      813      7,874          --
  Proceeds from initial public offering, net of issuance
    costs...................................................       --         --      40,815
  Proceeds from equipment loan..............................      406         --         584
  Proceeds from notes payable...............................      500        500          --
  Proceeds from stock options and warrants exercised........       31         99       1,119
  Proceeds from issuance of common stock....................       --          3         519
  Repurchase of common stock................................       --        (10)         (5)
  Repayment of equipment loan...............................       --       (100)     (3,711)
                                                              -------    -------    --------
         Net cash provided by financing activities..........    1,750      8,366      39,321
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........   (3,030)     2,292      28,892
Cash and cash equivalents at beginning of period............    3,600        570       2,862
                                                              -------    -------    --------
Cash and cash equivalents at end of period..................  $   570    $ 2,862    $ 31,754
                                                              =======    =======    ========
Supplemental disclosure of cash flow information:
  Notes payable converted to preferred stock................  $    --    $ 1,000    $     --
                                                              =======    =======    ========
  Interest paid.............................................  $    18    $    47    $     49
                                                              =======    =======    ========
  Unearned compensation related to grants of stock
    options.................................................  $    --    $ 6,254    $  3,652
                                                              =======    =======    ========
  Non-cash investment in NeoVista...........................  $    --    $    --    $122,900
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ACCRUE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- FORMATION AND BUSINESS OF ACCRUE:

     Accrue Software, Inc. ("Accrue") was formed in February 1996 and is a provider of enterprise e-business analysis solutions. Accrue's principal products, Accrue Insight, Accrue Hit List and Accrue Decision Series are an e-business analysis software that allows organizations to evaluate the effectiveness of their e-business initiatives by providing data in a format that facilitates strategic merchandising and marketing decisions. Accrue products offer users detailed Web-site traffic information, visitor data, and content effectiveness metrics. Web site managers and marketers can analyze this data to make merchandising and marketing decisions which maximize revenue, profit and customer retention. Accrue also provides professional services to assist customers in Accrue product deployment.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation

     The financial statements include the accounts of Accrue and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Certain risks and concentrations

     Accrue's cash and cash equivalents as of March 31, 2000 are on deposit with three U.S. financial institutions.

     Accrue performs ongoing credit evaluations of its customers and collateral is not required. Accrue maintains allowances for potential returns and credit losses.

     At March 31, 1999, one customer individually accounted for 11% of accounts receivable. At March 31, 2000 no customers individually accounted for more than 10% of accounts receivable.

     The market in which Accrue competes is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. Significant technological change could adversely affect Accrue's operating results and subject Accrue to returns of products. While Accrue has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowance, such estimates could change in the future.

     Accrue licenses technology that is incorporated into its products from certain third parties. Any significant interruption in the supply or support of any licensed software could adversely affect Accrue's sales, unless and until Accrue can replace the functionality provided by this licensed software. Because Accrue's products incorporate software developed and maintained by third parties, Accrue depends on such third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could adversely impact Accrue's business.

  Use of estimates

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Financial instruments

     Financial instruments that potentially subject Accrue to concentrations of credit risks principally comprise cash and cash equivalents. Cash equivalents are highly liquid investments with original or remaining maturities of three months or less as of the date of purchase. Cash equivalents present insignificant risk of changes in value because of interest rate changes. Accrue has not experienced significant losses relating to any investment instruments.

     The amounts reported for cash equivalents, receivables, notes payable and long-term debt are considered to approximate fair values based upon comparable market information available at the balance sheet date.

  Property and equipment

     Property and equipment are stated at cost. Depreciation expense is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized on a straight line basis over the estimated life of the lease, or the useful life of the asset, whichever is shorter.

     Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

  Goodwill and intangibles

     Goodwill and intangible assets consist of goodwill, assembled workforce and developed technology and are amortized on a straight line basis over three years. See Note 3 -- Business Combinations.

  Long-lived assets

     Accrue accounts for long-lived assets under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires Accrue to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, Accrue estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. To date, no impairment loss has been recognized.

  Revenue recognition

     Accrue adopted the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective April 1, 1998 and Statement of Position 98-9 ("SOP 98-9"), modification of SOP 97-2, "Software Revenue Recognition," effective March 15, 1999. SOP 97-2 supersedes Statement of Position 91-1, Software Revenue Recognition, and delineates the accounting for software product, products including software that is not incidental to the product, and maintenance revenues. Under SOP 97-2, Accrue recognizes product revenues upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Accrue generally does not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns are recorded at the time the products are shipped.

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance, installation and other services), revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to Accrue, or for products not being sold separately, the price established by management. Accrue recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. Accrue recognizes revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, such as installation and training, Accrue recognizes revenue as the related services are performed.

     Prior to the adoption of SOP 97-2, effective April 1, 1998, Accrue recognized revenue from the sale of products upon shipment if remaining obligations were insignificant and collection of the resulting accounts receivable was probable. Provisions for the estimated product returns were accrued upon shipment. Revenue from software maintenance contracts, including amounts unbundled from product sales, were deferred and recognized ratably over the period of the contract. Consulting services revenue was recognized as the related services were performed.

  Research and development costs

     Research and development costs are charged to operations as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Amounts that could have been capitalized under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," have been insignificant and therefore no costs have been capitalized to date.

  Advertising expense

     Accrue accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended March 31, 1998, 1999 and 2000 was $41, $52 and $203, respectively.

  Income taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income tax expense is comprised of income taxes payable for the current period, plus the net change in deferred tax amounts during the period.

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Net loss per share

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrant, shares subject to repurchase and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

     A reconciliation of shares used in the calculation of net loss per share follows:

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                        1998       1999        2000
                                                       -------    -------    --------
NET LOSS PER SHARE, BASIC AND DILUTED:
  Net loss...........................................  $(4,201)   $(7,601)   $(21,119)
                                                       =======    =======    ========
  Weighted average shares of common stock
     outstanding.....................................    4,331      5,800      17,784
  Less: Weighted average shares subject to
     repurchase......................................      (67)    (1,130)     (1,962)
                                                       -------    -------    --------
  Shares used in computing net loss per share, basic
     and diluted.....................................    4,264      4,670      15,822
                                                       =======    =======    ========
  Net loss per share, basic and diluted..............  $ (0.99)   $ (1.63)   $  (1.33)
                                                       =======    =======    ========
  Antidilutive options, warrant, shares subject to
     repurchase and preferred stock not included in
     loss per share calculations.....................    5,606     14,319       5,229
                                                       =======    =======    ========

  Stock-based compensation

     Accrue accounts for its stock-based compensation in accordance with the provision of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and presents disclosures required by Statement of Financial Accounting Standard No. 123 ("SFAS No. 123").

  Comprehensive income

     Accrue has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between Accrue's net loss and its total comprehensive loss for the years ended March 31, 1998, 1999, and 2000.

  Recent accounting pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133, as amended, is effective for the Company's fiscal year ending March 31, 2002. Accrue does not expect SFAS No. 133 to have a significant effect on its financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Accrue has reviewed the bulletin and believes that its current revenue recognition policy is consistent with the guidance of SAB No. 101.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Accrue believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations.

NOTE 3 -- BUSINESS COMBINATIONS:

  Pooling-of-interests combination

     On September 30, 1999, Accrue completed a merger with Marketwave Corporation ("Marketwave") in which Marketwave became a wholly-owned subsidiary of Accrue. Approximately 2,880 shares of common stock were issued in exchange for all the outstanding common stock of Marketwave based on a conversion ratio of .1858 shares of Accrue common stock for each share of Marketwave.

     Accrue also assumed the remaining outstanding Marketwave stock options that were converted to options to purchase approximately 566 shares of Accrue's common stock. The transaction was accounted for as a pooling of interests in fiscal year 2000; therefore, Accrue's financial statements have been restated for all periods prior to the business combination to include the combined financial results of Accrue and Marketwave.

     The following table shows the historical results of Accrue and Marketwave for the periods prior to the consummation of the merger of the two entities:

                                                YEARS ENDED MARCH 31,      SIX MONTHS ENDED
                                             ---------------------------    SEPTEMBER 30,
                                              1997      1998      1999           1999
                                             -------   -------   -------   ----------------
Revenues
  Accrue...................................  $   182   $ 1,120   $ 2,952       $ 4,498
  Marketwave...............................      248       937     1,732         2,238
                                             -------   -------   -------       -------
          Total............................  $   430   $ 2,057   $ 4,684       $ 6,736
                                             =======   =======   =======       =======
Net loss
  Accrue as previously reported............  $(1,927)  $(3,921)  $(6,643)      $(7,250)
  Marketwave as previously reported........      (42)     (280)     (958)         (938)
                                             -------   -------   -------       -------
          Total............................  $(1,969)  $(4,201)  $(7,601)      $(8,188)
                                             =======   =======   =======       =======

  Purchase combination

     On January 14, 2000, Accrue acquired privately-held, NeoVista Software, Inc. ("NeoVista"). In exchange for the acquisition of all of NeoVista's outstanding capital stock, Accrue issued NeoVista shareholders approximately 1,779 shares of its common stock and reserved approximately 550 additional shares for issuance upon the exercise of stock options and warrants of NeoVista which will be assumed by Accrue. The transaction was accounted for using the purchase method of accounting and the results of operations of NeoVista have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $127.9 million, of which $0.7 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The value of the purchased in-process research and development was determined by estimating the

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects.

     Intangibles of $2.4 million acquired included developed technology, assembled workforce, sales channel/ customer relationships and trademarks. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $127.9 million was recorded and is being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $10.9 million was recorded for fiscal 2000.

     The following unaudited pro forma financial information reflects the results of operations for the year ended March 31, 1999 and 2000, as if the acquisition of NeoVista had occurred on April 1, 1998. The pro forma results exclude the $0.7 million nonrecurring write-off of in-process research and development. The historical results of NeoVista are based on its results of operations for the year ended December 31, 1998 and 1999.

                                                                     MARCH 31,
                                                                --------------------
                                                                  1999        2000
                                                                --------    --------
Revenue.....................................................    $  9,016    $ 21,428
Net loss....................................................    $(54,805)   $(63,239)
Net loss per share, basic and diluted.......................    $  (8.50)   $  (4.00)

NOTE 4 -- BALANCE SHEET COMPONENTS:

  Accounts receivable

                                                                   MARCH 31,
                                                                ----------------
                                                                 1999      2000
                                                                ------    ------
Accounts receivable.........................................    $2,126    $6,696
Less: Allowance for sales returns and doubtful accounts.....      (121)     (417)
                                                                ------    ------
                                                                $2,005    $6,279
                                                                ======    ======

  Property and equipment

                                                                    MARCH 31,
                                                                -----------------
                                                                 1999      2000
                                                                ------    -------
Computer equipment..........................................    $  910    $ 4,162
Software....................................................       167        411
Furniture and fixtures......................................       215        539
Leasehold improvements......................................         7        211
                                                                ------    -------
                                                                 1,299      5,323
Less: Accumulated depreciation..............................      (405)    (3,070)
                                                                ------    -------
                                                                $  894    $ 2,253
                                                                ======    =======

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Goodwill and intangibles

                                                                   MARCH 31,
                                                                ----------------
                                                                1999      2000
                                                                ----    --------
Goodwill and intangibles....................................    $ --    $130,309
Less: Accumulated amortization..............................      --      10,859
                                                                ----    --------
Goodwill and intangibles, net...............................      --     119,450
                                                                ====    ========

  Accrued liabilities

                                                                  MARCH 31,
                                                                --------------
                                                                1999     2000
                                                                ----    ------
Compensation................................................    $259    $  732
Accrued royalties...........................................     206       374
Sales tax...................................................     150       116
Commission payable..........................................     147     1,075
Accrued travel expenses.....................................      --       150
Other.......................................................      29       334
                                                                ----    ------
                                                                $791    $2,781
                                                                ====    ======

NOTE 5 -- COMMITMENTS:

     On April 1, 1999, Accrue entered into a noncancelable operating lease for its office facility for the three year period April 1, 1999 to March 31, 2002. Minimum future lease payments under this agreement are as follows:

                                     OPERATING
       YEAR ENDED MARCH 31,            LEASE
       --------------------          ---------
2001...............................    $403
2002...............................     324
                                       ----
                                       $727
                                       ====

     Rent expense was $227, $293 and $436 for the years ended March 31, 1998, 1999 and 2000, respectively.

NOTE 6 -- LONG-TERM DEBT:

     On May 25, 1999, Accrue entered into an irrevocable commitment with a financial institution for a working capital line of credit under which Accrue can borrow up to an aggregate of $2,000. This line of credit expires in June 2000. This line of credit has a borrowing base of the lessor of 80% of eligible accounts receivable or $2,000. Advances against the line of credit bear interest at prime plus 1% to prime plus 5%, depending upon certain conditions. In connection with the line of credit agreement, Accrue has a commitment fee of $15 and has granted the financial institution a warrant to purchase 14 shares of common stock. The warrant expires on May 25, 2004. Accrue valued the warrant using the Black-Scholes method and is amortizing the value as interest expense over the term of the agreement. The balance of the equipment line was paid off in August 1999.

     As part of the NeoVista acquisition, Accrue assumed subordinated promissory notes of NeoVista. The outstanding borrowings are collateralized by the capital equipment purchases made under the promissory notes. The notes bear interest at effective rates ranging from 13.7% to 14.7% per annum.

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     At March 31, 2000, future minimum payments under the subordinated promissory notes are as follows:

                    YEAR ENDED MARCH 31,
                    --------------------
2001........................................................  $ 162
2002........................................................     24
                                                              -----
Total principal amounts due.................................    186
Less current portion........................................   (147)
                                                              -----
Long-term portion...........................................  $  39
                                                              =====

NOTE 7 -- STOCKHOLDERS' EQUITY:

  Convertible preferred stock

     The following is a summary of Series A - E ("Preferred Stock") convertible preferred stock authorized, issued and outstanding at March 31, 1999:

                                                                  SHARES ISSUED AND
                                                                   OUTSTANDING AT
                                                      SHARES          MARCH 31,
                      SERIES                        AUTHORIZED          1999
                      ------                        ----------    -----------------
 A................................................       750              743
 B................................................     2,000            1,845
 C................................................       550              513
 C.1..............................................       465              437
 C.2..............................................       929              883
 D................................................     1,000              929
 E................................................     5,250            5,003
                                                      ------           ------
                                                      10,944           10,353
                                                      ======           ======

     As of March 31, 2000, all of the issued and outstanding shares of Accrue's convertible preferred stock have been converted into common stock. 9,033 shares were converted into common stock in connection with Accrue's initial public offering and the remaining 1,320 shares were converted into common stock in connection with the Marketwave acquisition. Each share of Series A, Series B, Series C.1, Series C.2 and Series E preferred stock was converted into shares of common stock at the conversion rate of 1:1. Each share of Series C and Series D stock was converted into shares of common stock at the conversion rate of 1.314:1 and 2.17:1, respectively.

  Dividends

     The holders of shares of Series A, Series B, Series C, Series D and Series E Preferred Stock are entitled to receive noncumulative dividends at the per share rate equal to $0.07, $0.22, $0.28, $0.22 and $0.10, respectively per annum, payable when and as declared by the Board of Directors. The holders of shares of Series C.1 and Series C.2 preferred stock are entitled to receive a noncumulative cash dividend, if and when declared by the Board of Directors in its discretion. For any other dividends or distributions, the outstanding shares of Preferred Stock shall participate with common stock on an as-converted basis. No dividends have been declared or paid from inception through March 31, 2000.

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Common stock

     Holders of common stock are entitled to dividends as and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. Each share of common stock has the right to one vote. No dividends have been declared or paid as of March 31, 1999 and March 31, 2000.

  Common stock warrants

     In May 1996, Accrue issued a warrant to purchase 350 shares of common stock of Accrue at an exercise price of $0.70 per share for $4 in cash to a stockholder. The cash proceeds were recorded in additional paid-in capital. The warrant was exercised at the time of the initial public offering.

     On May 23, 1999, Accrue issued an option to purchase 20 shares of common stock to a director and investment partnership affiliate. The option vests over 4 years and has a life of 10 years. Accrue valued the option using the Black-Scholes method and is amortizing the value as general and administrative expense over the term of the option.

  Initial public offering

     On May 23, 1999, the Board of Directors authorized Accrue to undertake an initial public offering ("IPO") of Accrue's common stock. In addition, the articles of incorporation were amended and restated to provide for (i) the automatic conversion of Preferred Stock into common stock at an IPO price of at least $7.00 per share and net proceeds of $15,000 and (ii) concurrently with the closing of the IPO, the authorization of 75,000 shares of common stock and 5,000 shares of Preferred Stock.

     On August 4, 1999, the Company closed its initial public offering of common stock, in which it sold 4,485 shares of its common stock at a price of $10 per share, raising $44,852 in gross proceeds. Offering proceeds to Accrue, net of approximately $4,040 in aggregate underwriters discounts, commissions and related offering expenses, were approximately $40,810. Upon closing of the initial public offering, the outstanding shares of Series A, Series B, Series C, Series D and Series E convertible preferred stock were converted into 10,280 shares of common stock.

  Stock option plans

     Under Accrue's 1996 Stock Option Plan (the "Plan"), as amended, Accrue is authorized to issue up to 6,130 shares of common stock. Under the Plan, incentive options to purchase Accrue's common stock may be granted to employees at prices not lower than fair market value at the date of grant, as determined by the Board of Directors. Non-qualified stock options may be granted to employees, directors and consultants, at prices not lower than 85% of fair market value at the date of grant, as determined by the Board of Directors. The Board also has the authority to set the term of the options (no longer than ten years from date of grant). Options granted generally vest over four years. Unexercised options expire 30 days after termination of employment with Accrue.

     In May 1999, the Board of Directors and stockholders approved the 1999 Directors' Option Plan ("Directors' Plan"). The Directors' Plan provides for automatic grant of an option to purchase 50 shares of common stock upon election of each non-employee director and an additional option to purchase 5 shares of common stock annually thereafter. The Directors' Plan provides that initial options shall become exercisable in installments as to 1/48 of the number of shares subject to the option each month after the date of grant. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of Accrue's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. Accrue reserved 250 shares of common stock for issuance under the Directors' Plan.

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Accrue has, in connection with the purchase of Marketwave, assumed the stock option plan of Marketwave. A total of 566 shares of Accrue's common stock have been reserved for issuance under the assumed plan.

     Accrue has, in connection with the purchase of NeoVista, assumed the stock option plan of NeoVista, and issued approximately 550 options and warrants to purchase shares of its common stock in exchange for all options and warrants to purchase shares of NeoVista common stock.

     During fiscal year 1999, Accrue issued 53 shares of restricted common stock to non-employees for consulting services provided. Accrue valued these shares using the Black-Scholes method. The total estimated fair value was $167 and is included in general and administrative expense.

     Activity under the Plans is as follows:

                                                             OUTSTANDING OPTIONS
                                              -------------------------------------------------
                                   SHARES                                              WEIGHTED
                                  AVAILABLE                                            AVERAGE
                                     FOR       NUMBER        EXERCISE      AGGREGATE   EXERCISE
                                    GRANT     OF SHARES       PRICE          PRICE      PRICE
                                  ---------   ---------   --------------   ---------   --------
Balances, March 31, 1997........      891       1,416     $0.01 - $ 0.28    $    79     $ 0.06
Shares reserved.................      400
Options granted.................   (1,123)      1,123     $0.28 - $ 0.35        342     $ 0.30
Options exercised...............       --        (463)    $0.01 - $ 0.35        (30)    $ 0.06
Options canceled................      304        (304)    $0.01 - $ 0.35        (51)    $ 0.17
                                   ------      ------                       -------
Balances, March 31, 1998........      472       1,772     $0.01 - $ 0.35        340     $ 0.19
Shares reserved.................    4,352
Options granted.................   (3,686)      3,686     $0.12 - $ 0.75        747     $ 0.20
Options exercised...............       --      (2,365)    $0.01 - $ 0.35       (312)    $ 0.14
Options canceled................      533        (533)    $0.01 - $ 0.35       (112)    $ 0.21
                                   ------      ------                       -------
Balances, March 31, 1999........    1,671       2,560     $0.01 - $ 0.75        663     $ 0.26
Shares reserved.................    1,948                       --               --         --
Options granted.................   (3,206)      3,206     $0.44 - $50.81     48,018     $14.98
Options exercised...............       --      (2,130)    $0.01 - $12.92       (874)    $ 0.48
Options canceled................      399        (399)    $0.12 - $50.38     (4,956)    $12.33
                                   ------      ------                       -------
Balances, March 31, 2000........      812       3,237     $0.01 - $50.81    $42,851     $13.07
                                   ======      ======                       =======

     The following table summarizes information with respect to stock options outstanding at March 31, 2000:

                      OPTIONS OUTSTANDING                             OPTIONS CURRENTLY
---------------------------------------------------------------          EXERCISABLE
                                         WEIGHTED                  -----------------------
                                          AVERAGE      WEIGHTED                   WEIGHTED
                                         REMAINING     AVERAGE                    AVERAGE
                           NUMBER       CONTRACTUAL    EXERCISE      OPTIONS      EXERCISE
   EXERCISE PRICE        OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
   --------------        -----------    -----------    --------    -----------    --------
       $ 0.01                 455          8.05         $ 0.01         222         $ 0.01
   $ 0.12 - $ 1.00            887          8.81         $ 0.66          83         $ 0.45
   $ 4.14 - $ 9.00            917          9.08         $ 6.12         212         $ 4.34
   $12.92 - $19.44            389          9.50         $19.35           5         $12.92
   $42.00 - $50.81            619          9.84         $47.55           3         $50.81
                            -----                                      ---
                            3,267                                      525
                            =====                                      ===

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     At March 31, 1998, 1999 and 2000 vested options to purchase 196, 124 and 3,023 shares of common stock respectively, were unexercised.

  Employee Stock Purchase Plan

     In May 1999, the Board of Directors and stockholders approved the 1999 Employee Stock Purchase Plan ("Purchase Plan").

     Accrue intends for the Purchase Plan to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of Accrue's common stock at the beginning or end of the offering period. Accrue has reserved 500 shares of common stock for issuance under the Purchase Plan.

  Stock-based compensation

     During 1999, Accrue issued stock purchase rights and options to certain employees under the Plan with exercise prices below the deemed fair market value of Accrue's common stock at the date of grant. In accordance with the requirements of APB 25, Accrue has recorded unearned compensation for the differences between the purchase price of stock issued to employees under stock purchase rights or the exercise price of the stock options and the deemed fair market value of Accrue's stock at the date of grant. This unearned compensation is amortized to expense over the period during which Accrue's right to repurchase the stock lapses or options become exercisable, generally four years. At March 31, 2000, Accrue has recorded unearned compensation related to these options in the total amount of $9,906, of which $4,344 had been amortized to expense during the year ended March 31, 2000.

     If the stock-based compensation for the periods had been allocated across the relevant functional expense categories within operating expenses, the allocation would be as follows:

                                                           MARCH 31,
                                                   --------------------------
                                                    1998      1999      2000
                                                   ------    ------    ------
Research and development.........................  $   --    $  486    $1,492
Sales and marketing..............................      --       384     1,263
General and administrative.......................      --       455     1,589
                                                   ------    ------    ------
                                                   $   --    $1,325    $4,344
                                                   ======    ======    ======

     The following information is presented in accordance with the disclosure requirements of SFAS 123. The fair value of each option grant to employees has been estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants:

                                                               1998      1999      2000
                                                              -------   -------   -------
Risk-free interest rates....................................     6.19%     4.91%     6.75%
Expected life...............................................  5 years   5 years   5 years
Expected dividends..........................................       --        --        --
Volatility..................................................       --        --       120%

     The weighted average fair value of the options granted was $0.08, $0.14 and $14.32 per share for the years ended March 31, 1998, 1999 and 2000, respectively.

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 1998, 1999 and 2000, consistent with the provisions of SFAS 123, the pro forma net loss would have been reported as follows:

                                                        1998       1999        2000
                                                       -------    -------    --------
Net loss -- as reported..............................  $(4,201)   $(7,601)   $(21,119)
Net loss -- pro forma................................  $(4,236)   $(7,710)   $(24,546)
Net loss per share -- as reported....................  $ (0.99)   $ (1.63)   $  (1.33)
Net loss per share -- pro forma......................  $ (0.99)   $ (1.65)   $  (1.55)

     Such pro forma disclosures may not be representative of future compensation cost because options generally vest over several years and additional grants are made each year.

NOTE 8 -- PROFIT SHARING PLAN:

     Accrue sponsors a 401(k) Profit Sharing Plan covering all of its domestic employees. Under this plan, participating employees may elect to contribute up to 20% of their cash compensation, subject to certain limitations. Accrue may elect to make contributions to the plan at the discretion of the Board of Directors. No contributions have been made by Accrue as of March 31, 2000. All employee contributions are 100% vested.

NOTE 9 -- INCOME TAXES:

     There is no provision for income taxes for the years ended March 31, 1998, 1999, and 2000.

     At March 31, 2000, Accrue has federal and state net operating loss carryforwards of approximately $64,739 and $21,208, respectively, available to offset future regular and alternative minimum taxable income, if any. If not utilized, the federal net operating loss carryforwards will begin to expire in 2002 and the state net operating loss carryforwards will begin to expire in 2001. Approximately $52.7 million and $10.0 million of federal and state net operating loss carryforwards, respectively, related to acquired entities will expire beginning in 2002.

     In addition, Accrue has federal and state tax credits of approximately $2,594 and $1,230, respectively, to offset future tax liabilities, if any. These credits will begin to expire in 2002.

     For federal and state tax purposes, a portion of Accrue's net operating loss carryforwards may be subject to certain limitations on utilization in case of a change in ownership, as defined by federal and state tax law.

     Temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
Deferred tax assets and liabilities:
  Net operating loss carryforwards..........................  $ 4,685    $ 23,886
  Capitalized start up costs................................      155       3,122
  Research and development credit...........................      622       3,823
  Other.....................................................      200       3,243
                                                              -------    --------
                                                                5,662      34,074
Valuation allowance.........................................   (5,662)    (34,074)
                                                              -------    --------
                                                              $    --    $     --
                                                              =======    ========

                             ACCRUE SOFTWARE, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Accrue has recorded a full valuation allowance due to uncertainties concerning the recovery of the deferred tax assets. The valuation allowance increased by $1,782, $2,808 and $28,412 in 1998, 1999 and 2000, respectively.

     The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
Tax provision at statutory rates............................  $(2,584)   $ (7,180)
Permanent differences.......................................      497       6,614
Research and development credit.............................     (150)         --
Increase in federal valuation...............................    2,237      25,150
Benefit assumed by acquisition of NeoVista..................       --     (24,584)
                                                              -------    --------
          Total provision for income taxes..................  $    --    $     --
                                                              =======    ========

NOTE 10 -- SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION:

     Accrue has adopted the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 131, ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997.

     Accrue has one reportable segment. Management uses one measurement of profitability for its business. Accrue markets its products and related services to customers in many industries in the United States and Europe. Revenue by geographic region is as follows:

                                                             YEAR ENDED MARCH 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          ------    ------    -------
United States...........................................  $2,044    $4,564    $16,693
Foreign.................................................      13       120      2,171
                                                          ------    ------    -------
                                                          $2,057    $4,684    $18,864
                                                          ======    ======    =======

     No customer individually accounted for more than 10% of revenues in 1998, 1999 and 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K, as we intend to file our Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers and their ages as of May 31, 2000 are as follows:

         NAME            AGE                       POSITION
         ----            ---                       --------
Richard D. Kreysar       44     President, Chief Executive Officer and Director
Gregory C. Walker        46     Vice President of Finance and Chief Financial
                                Officer
Bob Page                 38     Chief Technology Officer
Brett Kilpatrick         41     Vice President of Sales
Vito Salvaggio           37     Vice President of Marketing
Jonathan D. Becher       35     Vice President of Product Strategy
Robert Wyman             46     Vice President of Product Development
David Folkman(1)         65     Director
Max D. Hopper(2)         65     Director
A. Brooke Seawell(1)     52     Director
Robert Smelick(1)(2)     58     Chairman of the Board of Directors

---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Richard D. Kreysar, President and Chief Executive Officer, joined Accrue and became a director in June 1998. From January 1997 to May 1998, Mr. Kreysar taught high school mathematics and coached soccer and baseball. From January 1995 to January 1997, Mr. Kreysar was the General Manager and Vice President of Operations at Network Associates, Inc., an enterprise security software company, where he was responsible for marketing, sales, product line development, consulting and MIS operations. From January 1994 to January 1995, Mr. Kreysar was Executive Vice President of Marketing and Sales of Open Vision, a UNIX systems management software company. From June 1985 to December 1993, Mr. Kreysar was Vice President of Marketing and Sales at Computer Associates International, Inc. (CA), an enterprise software company, where he was responsible for integrating acquired companies and products into CA's applications and personal computer products divisions. Mr. Kreysar holds a B.S. degree in mathematics from Rockhurst College.

     Gregory C. Walker, Vice President of Finance and Chief Financial Officer, joined Accrue in April 1999. From October 1997 to March 1999, Mr. Walker was Chief Financial Officer at Duet Technologies, Inc., a provider of semiconductor design services and software. From January 1997 through September 1997, Mr. Walker served as Chief Financial Officer of NeTpower, Inc., a manufacturer of work stations and servers. From December 1990 to January 1997, Mr. Walker served as Vice President of Finance and acting Chief Financial Officer at Synopsys, Inc., a supplier of electronic design automation solutions for the global electronic market. Prior to working at Synopsys, Mr. Walker held various positions in financial operations at Xerox Corporation and IBM Corporation. Mr. Walker holds a B.A. degree in economics from Union College and an M.B.A. from the University of Rochester.

     Bob Page, Chief Technology Officer, joined Accrue in February 1996. From March 1989 to February 1996, Mr. Page worked at Sun Microsystems, Inc., a leading manufacturer of UNIX operating platforms, where he served as Chief Scientist with the Network Management group and Principal Investigator with the

Advanced Network Applications group. While at Sun Microsystems, Mr. Page served as the Technical Chair of the Desktop Management Task Force, a cross-industry consortium of vendors formed to address issues in connection with personal computers. From 1986 to 1989, Mr. Page was Senior Network Engineer and Operations Manager at the University of Massachusetts, Lowell. Mr. Page received his B.S. degree in computer science from Fitchburg State College.

     Brett Kilpatrick, Vice President of Sales, joined Accrue in November 1998. From January 1998 to July 1998, Mr. Kilpatrick was Vice President of Sales and Business Development at AvantGo, Inc., a mobile computing software company. From April 1997 to January 1998, Mr. Kilpatrick was Vice President of Sales and Operations, Americas for IONA Technologies PLC, a producer of network integration software. From February 1992 to March 1997, Mr. Kilpatrick was North American Director of Sales at Versant Object Technology Corporation, a provider of high performance object database management systems. Mr. Kilpatrick has also held positions as Andersen Consulting's Midwest Sales Director and as Oracle Corporation's Chicago Branch Manager. Mr. Kilpatrick holds a B.S. degree in biology from Purdue University.

     Vito Salvaggio, Vice President of Marketing, joined Accrue in September 1997. From August 1990 to September 1997, Mr. Salvaggio worked at Apple Computer, Inc., where he served in various positions, including Director of Product Marketing for System Software, Product Line Manager for Operating Systems and Product Manager for High End Systems. From January 1986 until September 1988, Mr. Salvaggio served as Design Engineer at Matrox Electronic Systems, Ltd., a manufacturer of computer peripherals. Mr. Salvaggio holds a B.S. degree in electrical engineering from Concordia University and an M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology.

     Jonathan D. Becher, Vice President of Product Strategy, joined Accrue in January 2000. Prior to this, from March 1996 to January 2000 and from July 1999 to January 2000, he served as Chief Technology Officer and Chief Executive Officer and President respectively of NeoVista Software, Inc., which was acquired by Accrue in January 2000. From March 1995 to March 1996, Mr. Becher served as Director of Applications at MasPar Computer Corporation, a producer of parallel computing products. Mr. Becher holds a B.S. degree in computer engineering from University of Virginia and an M.S. degree in computer science from Duke University.

     Robert Wyman, Vice President of Product Development, joined Accrue in September 1999. From March 1999 to September 1999, Mr. Wyman served as Vice President of Product Development at Marketwave Corporation, which merged with Accrue in September 1999. From 1997 to 1999, he served as a consultant to a variety of financial institutions. During 1996, he served as Director of Product Development for HealthGate Data Corporation. From 1993 to 1995, he served as Vice President of Emerging Technologies for Medio Multimedia, Inc., a producer of CD-ROM software. From 1991 to 1993, he served as Senior Product Manager for Applications Programmability at Microsoft Corporation.

     David Folkman has served as a director of Accrue since December 1999. Mr. Folkman currently serves as Chief Executive Officer, President and a director of On-Site Dental Care, Inc., a private early stage start-up company and he also has served as a principal and director of Regent Pacific Management Corp., a consulting firm whose engagements primarily comprise management and advisory services for a wide range of businesses, as well as consumer product firms, since January 1991. During his tenure at Regent Pacific Management, Mr. Folkman devoted one year, from April 1998 to April 1999, as full-time president of Natural Wonders, Inc., a chain of stores in the nature and science gift niche. In addition, he served from February 1993 to July 1995, as full-time Chief Executive Officer and President of Esprit de Corp, an apparel manufacturer, wholesaler and retailer. Previously, from April 1987 to December 1990, Mr. Folkman was a general partner of U.S. Venture Partners, managing a venture fund with investments in technology, biomedical and retail start-ups, and from April 1982 to April 1987, he served as Chief Executive Officer and President of The Emporium, a division of Carter Hawley Hale Stores, Inc. (now owned by Federated Department Stores, Inc.). Mr. Folkman holds an A.B. degree in social relations from Harvard College and an M.B.A. from Harvard Business School. Mr. Folkman also currently serves as a director of Natural Wonders, Inc. and Shoe Pavilion, Inc.

     Max D. Hopper has served as a director of Accrue since March 1999. Mr. Hopper has been the Chief Executive Officer of Max D. Hopper Associates, Inc., an IS management consulting firm, since January 1995.

From 1985 to January 1995, he served in various positions at American Airlines, a subsidiary of AMR Corporation, most recently as Senior Vice President, Information Systems and Chairman of the SABRE Group, a provider of information technology services to the travel and transportation industry. Mr. Hopper is also a director of Exodus Communications, Inc., a Web hosting company, Gartner Group, Inc., a provider of information technology research and recommendations, USDATA Corporation, a provider of development tools and management software, Metrocall, Inc., a provider of local and regional paging service, Payless Cashways, Inc., a building materials specialty retailer, and United Stationers, Inc., a wholesaler of office supplies and equipment. Mr. Hopper received a B.S. degree in mathematics from the University of Houston.

     A. Brooke Seawell has served as a director of Accrue since May 1999. He currently serves as a general partner of Technology Crossover Ventures. From January 1997 to August 1998, Mr. Seawell was Executive Vice President of NetDynamics, Inc., an Internet applications server company. From March 1991 to April 1997, Mr. Seawell was Senior Vice President and Chief Financial Officer of Synopsys, Inc. Mr. Seawell holds a B.A. degree in economics and an M.B.A. degree in finance and accounting from Stanford University. Mr. Seawell serves on the board of directors of Informatica Corporation, a software company, NVIDIA Corporation, a three-dimensional graphics processor company, Mediaplex, Inc., a provider of e-business advertising technology and services, and several privately held companies.

     Robert Smelick has served as a director of Accrue since May 1996. Mr. Smelick is the managing director of Sterling Payot Management, Inc., the general partner of Sterling Payot Capital, L.P., an investment partnership specializing in technology based start-up companies and he is also a managing principal and founding director of Sterling Payot Company, a private investment banking firm. Before founding Sterling Payot Company in 1989, Mr. Smelick was a Managing Director of First Boston Corporation. Prior to that, Mr. Smelick was an investment banking partner of Kidder, Peabody & Co. Mr. Smelick received a B.A. degree from Stanford University and an M.B.A. from the Harvard Business School. He also attended the University of Melbourne in Melbourne, Australia. Mr. Smelick currently serves as a director of Willamette Industries, a producer of paper products, building materials and related specialty products and services.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to ownership of our equity securities by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

a. The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS

     Report of Independent Accountants

     Consolidated Balance Sheets -- March 31, 2000 and 1999

     Consolidated Statements of Operations -- Three Years Ended March 31, 2000

     Consolidated Statements of Stockholders' Equity -- Three Years Ended March 31, 2000

     Consolidated Statements of Cash Flows -- Three Years Ended March 31, 2000

     Notes to Consolidated Financial Statements -- Three Years Ended March 31, 2000

     2. EXHIBITS

     See Exhibit Index.

     3. FINANCIAL STATEMENT SCHEDULE

     Schedule II -- Valuation and Qualifying Accounts is filed on page 59 of this report

b. Reports on Form 8-K.

     We filed a Form 8-K on January 31, 2000 and a Form 8-K/A on March 28, 2000 with the Securities and Exchange Commission to announce the signing of a definitive agreement to acquire NeoVista Software, Inc., a leading provider of business intelligence applications, services and technology for retail, financial services and insurance enterprises with large numbers of customers. The acquisition was accounted for as a purchase, and accordingly, the operating results of NeoVista was included in our consolidated financial statements from the date of closing.

     We filed a Form 8-K on October 12, 1999 and a Form 8-K/A on November 15, 1999 with the Securities and Exchange Commission to announce the signing of a definitive agreement to merge with Marketwave Corporation, a provider of scalable solutions for analyzing Web traffic on Internet and intranet sites. The acquisition was accounted for as a pooling of interests.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Accrue Software, Inc.

     In connection with our audits of the financial statements of Accrue Software, Inc. as of March 31, 1999 and 2000, and for each of the three years in the period ended March 31, 2000, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14 herein. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

San Jose, California
April 11, 2000

                                                                     SCHEDULE II

                             ACCRUE SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      BALANCE AT                                BALANCE AT
                                                   BEGINNING OF YEAR   ADDITIONS   WRITE-OFFS   END OF YEAR
                                                   -----------------   ---------   ----------   -----------
Allowance for sales returns and doubtful
  accounts:
  Year end March 31, 1998........................           --              25          --            25
  Year end March 31, 1999........................           25             251        (155)          121
  Year end March 31, 2000........................          121             296          --           417
Valuation allowance for deferred tax assets:
  Year end March 31, 1998........................          957           1,782          --         2,739
  Year end March 31, 1999........................        2,739           2,808          --         5,547
  Year end March 31, 2000........................        5,547          28,527          --        34,074

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCRUE SOFTWARE, INC.

                                          By:    /s/ RICHARD D. KREYSAR
                                            ------------------------------------
                                                    Richard D. Kreysar
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

                                          By:     /s/ GREGORY C. WALKER
                                            ------------------------------------
                                                    Gregory C. Walker
                                                  Chief Financial Offer
                                           (Principal Financial and Accounting
                                                          Offer)
Date: June 27, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Richard D. Kreysar and Gregory C. Walker, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on June 27, 2000 by the following persons in the capacities indicated.

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

              /s/ RICHARD D. KREYSAR                   President and Chief Executive      June 27, 2000
---------------------------------------------------    Officer (Principal Executive
                Richard D. Kreysar                     Officer)

               /s/ GREGORY C. WALKER                   Chief Financial Officer            June 27, 2000
---------------------------------------------------    (Principal Financial and
                 Gregory C. Walker                     Accounting Officer)

                 /s/ DAVID FOLKMAN                     Director                           June 27, 2000
---------------------------------------------------
                   David Folkman

                 /s/ MAX D. HOPPER                     Director                           June 27, 2000
---------------------------------------------------
                   Max D. Hopper

               /s/ A. BROOKE SEAWELL                   Director                           June 27, 2000
---------------------------------------------------
                 A. Brooke Seawell

                                                       Chairman of the Board of
---------------------------------------------------    Directors
                  Robert Smelick

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 1.1+      Underwriting Agreement dated July 29, 1999 from our initial public offering.
 2.1++     Form of Agreement and Plan of Merger and Reorganization
           dated as of September 14, 1999, among Accrue, Marketwave
           Acquisition Corp., Marketwave Corporation and Shareholders
           of Marketwave Corporation.
 2.2+++    Form of Agreement and Plan of Merger and Reorganization
           dated as of November 17, 1999, among Accrue, NeoVista
           Acquisition Corp. and NeoVista Software, Inc.
 3.1+      Amended and Restated Certificate of Incorporation of Accrue.
 3.2+      Amended and Restated Certificate of Incorporation of Accrue
           (proposed).
 3.3+      Amended and Restated Bylaws of Accrue.
 4.1+      Specimen Stock Certificate.
 4.2++     Form of Investor Rights Agreement, dated September 30, 1999, among Accrue and the Shareholders of Marketwave Corporation.
 4.3++++   Marketwave Corporation 1997 Stock Option Plan.
 4.4++++   NeoVista Software, Inc. 1991 Incentive Stock Option Plan.
 4.5++++   NeoVista Software, Inc. 1991 Non-Qualified Stock Option
           Plan.
10.1+      Form of Indemnification Agreement between Accrue and each of its officers and directors.
10.2+      Common Stock Purchase Warrant issued to Sterling Payot
           Company on May 3, 1996, exercisable for 350,000 shares of
           Common Stock and letter amendment dated May 23, 1999 between
           Accrue and Sterling Payot Company.
10.3+      1996 Stock Plan, as amended August 13, 1998 and May 23,
           1999, and form of agreement thereunder.
10.4+      Employment letter agreement effective February 1996 between
           Accrue and Bob Page.
10.5+**    Software License Agreement dated July 1, 1997 between Accrue and VI/Visualize, Inc.
10.6+      Loan and Security Agreement dated September 19, 1997 between
           Accrue and Silicon Valley Bank, as amended by the Loan
           Modification Agreement dated April 9, 1999.
10.7+      Settlement Agreement dated March 3, 1998 between Accrue and
           Simon Roy, as amended by Amendment No. 1 dated April 29,
           1998.
10.8+      Settlement Agreement and Mutual Release dated May 13, 1998 between Accrue and William R. Stein.
10.9+      Employment letter agreement dated June 16, 1998 between
           Accrue and Richard D. Kreysar.
10.10+     Second Amended and Restated Investor Rights Agreement dated
           August 13, 1998.
10.11+     Employment letter agreement dated November 5, 1998 between
           Accrue and Brett Kilpatrick.
10.12+     Standard Sublease dated February 25, 1999 between Accrue and
           Premisys Communications, Inc., as sublessor, and Lease
           Agreement dated June 4, 1998 between Premisys
           Communications, Inc. and Aetna Life Insurance Company, as
           master landlord, for 48634 Milmont Drive, Fremont, CA 94538.
10.13+**   OEM Agreement dated March 29, 1999 between Accrue and
           Informix Software, Inc.
10.14+     1999 Employee Stock Purchase Plan dated May 23, 1999 and
           form of agreement thereunder.
10.15+     1999 Directors' Stock Option Plan dated May 23, 1999 and
           form of agreement thereunder.
10.16+     Loan Modification Agreement with Silicon Valley Bank dated
           June 22, 1999.
10.17+     Warrant Purchase Agreement with Silicon Valley Bank dated
           May 25, 1999.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.18+     Employment letter agreement dated March 3, 1999 between
           Accrue and Gregory C. Walker.
10.19**    Value-Added Reseller Agreement dated September 9, 1999
           between Accrue and MicroStrategy Inc.
23.1       Consent of Independent Accountants
24.1       Power of Attorney (see page 58)
27.1       Financial Data Schedule

---------------
+ Previously filed with our Registration Statement on Form S-1 (#333-79491) and incorporated herein by reference.

++ Previously filed with our Current Report on Form 8-K dated September 30, 1999, and incorporated herein by reference.

+++ Previously filed with our Current Report on Form 8-K dated January 14, 2000, and incorporated herein by reference.

++++ Previously filed with our Registration Statement on Form S-8 (#333-95903) and incorporated herein by reference.

** Confidential treatment has been granted with respect to certain portions of this Exhibit which has been filed separately with the Commission.