Form 10-K/A
period 2000-03-31
ACCRUE SOFTWARE INC
filed 2000-07-12
CIK 1087243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS ANNUAL REPORT ON FORM 10-K/A AMENDS AND RESTATES IN ITS ENTIRETY THE ANNUAL REPORT ON FORM 10-K FILED BY ACCRUE SOFTWARE, INC. ON JUNE 29, 2000.


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


BECAUSE ACCRUE'S OFFICERS AND DIRECTORS OWN APPROXIMATELY 15.1% OF THE OUTSTANDING COMMON STOCK, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDER DECISIONS



     As of May 31, 2000, our officers and directors beneficially own approximately 15.1% of the outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions which you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

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


     During the fiscal year ended March 31, 2000, we issued 1,330,298 unregistered shares of common stock pursuant to the exercise of stock options that were granted under Accrue's stock option plans for a total purchase price of approximately $294,345. The sales of such securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.


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


     We currently expect to use the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each of these purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we have used a portion and may continue to use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. On September 30, 1999, we acquired Marketwave Corporation. Approximately $3.3 million of cash was used to pay for the acquisition related expenses. On January 14, 2000, we acquired NeoVista Software, Inc. and approximately $5.0 million of cash was used to pay for the acquisition related expenses.


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


/s/ PricewaterhouseCoopers LLP


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


/s/ PricewaterhouseCoopers LLP


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

                                          ACCRUE SOFTWARE, INC.

                                          By:    /s/ RICHARD D. KREYSAR
                                            ------------------------------------
                                                    Richard D. Kreysar
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

                                          By:     /s/ GREGORY C. WALKER
                                            ------------------------------------
                                                    Gregory C. Walker
                                                  Chief Financial Offer
                                           (Principal Financial and Accounting
                                                          Offer)

Date: July 11, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.



                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

              /s/ RICHARD D. KREYSAR                   President and Chief Executive      July 11, 2000
---------------------------------------------------    Officer (Principal Executive
                Richard D. Kreysar                     Officer)

               /s/ GREGORY C. WALKER                   Chief Financial Officer            July 11, 2000
---------------------------------------------------    (Principal Financial and
                 Gregory C. Walker                     Accounting Officer)

                         *                             Director                           July 11, 2000
---------------------------------------------------
                   David Folkman

                         *                             Director                           July 11, 2000
---------------------------------------------------
                   Max D. Hopper

                         *                             Director                           July 11, 2000
---------------------------------------------------
                 A. Brooke Seawell

                                                       Chairman of the Board of
---------------------------------------------------    Directors
                  Robert Smelick

            *By: /s/ RICHARD D. KREYSAR
 ------------------------------------------------
                Richard D. Kreysar
                 Attorney-in-Fact

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
10.18+     Employment letter agreement dated March 3, 1999 between
           Accrue and Gregory C. Walker.
23.1       Consent of Independent Accountants
27.1       Financial Data Schedule


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