Form 10-Q
period 2000-06-30
ACCRUE SOFTWARE INC
filed 2000-08-14
CIK 1087243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 2000

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

                               Yes [X]     No [ ]


        As of July 31, 2000, there were 29,244,373 shares of the registrant's Common Stock outstanding.

                              ACCRUE SOFTWARE, INC.
                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION

        ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             AT JUNE 30, 2000 AND MARCH 31, 2000                          3
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999            4
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999            5
                      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS      6

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS                                           7

        ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         21

PART II. OTHER INFORMATION

        ITEM 1.       LEGAL PROCEEDINGS                                                  22

        ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                          22

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                    23

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                23

        ITEM 5.       OTHER INFORMATION                                                  23

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                   23

SIGNATURES                                                                               23

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ACCRUE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           JUNE 30,        MARCH 31,
                                                             2000            2000
ASSETS
Current assets:
  Cash and cash equivalents .........................      $  31,971       $  31,754
  Accounts receivable, net ..........................          8,222           6,279
  Prepaid expenses and other current assets .........            350           1,032
                                                           ---------       ---------
     Total current assets ...........................         40,543          39,065
Property and equipment, net .........................          2,551           2,253
Goodwill and intangibles, net .......................        108,591         119,450
Other assets ........................................             81             131
                                                           ---------       ---------
     Total assets ...................................      $ 151,766       $ 160,899
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................      $   1,118       $     429
  Accrued liabilities ...............................          3,516           2,781
  Accrued liabilities, merger .......................          1,282           2,421
  Deferred revenue ..................................          2,812           3,095
  Current portion long term debt ....................            129             147
                                                           ---------       ---------
     Total current liabilities ......................          8,857           8,873
Long term debt, net of current portion ..............              9              39
                                                           ---------       ---------
     Total liabilities ..............................          8,866           8,912
                                                           ---------       ---------
Stockholders' equity
Common stock, $0.001 par value ......................             27              27
Additional paid-in capital ..........................        191,695         191,300
Notes receivable from stockholders ..................           (213)           (213)
Unearned compensation ...............................         (3,488)         (4,237)
Accumulated deficit .................................        (45,121)        (34,890)
                                                           ---------       ---------
     Total stockholders' equity .....................        142,900         151,987
                                                           ---------       ---------
     Total liabilities and stockholders' equity .....      $ 151,766       $ 160,899
                                                           =========       =========

See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS ENDED
                                           JUNE 30,       JUNE 30,
                                             2000           1999
Net revenue:
    Software license                       $  6,923       $  2,611
    Maintenance and service                   2,827            573
                                           --------       --------
       Total revenue                          9,750          3,184
                                           --------       --------
Cost of revenues
    Software license                            381             98
    Maintenance and service                   1,439            236
                                           --------       --------
       Total cost of revenues                 1,820            334
                                           --------       --------
Gross profit                                  7,930          2,850
                                           --------       --------

Operating expenses:
    Research and development                  1,936            794
    Sales and marketing                       4,149          2,334
    General and administrative                  904            537
    Amortization of intangibles              10,859             --
    Stock-based compensation expense            749          1,260
                                           --------       --------
       Total operating expenses              18,597          4,925
                                           --------       --------
Loss from operations                        (10,667)        (2,075)
Other income (expense)                          405            (44)
                                           --------       --------

Net loss                                   $(10,262)      $ (2,119)
                                           ========       ========

Net loss per share, basic and diluted      $  (0.40)      $  (0.15)
                                           ========       ========
Shares used in computing net loss per
    share, basic and diluted                 25,578         14,124
                                           ========       ========



See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            THREE MONTHS ENDED
                                                                         JUNE 30,       JUNE 30,
                                                                           2000           1999
Cash flows from operating activities:
  Net loss ........................................................      $(10,262)      $ (2,119)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ................................        11,048            101
     Provision for sales returns and doubtful accounts ............           189             50
     Amortization of discount on line of credit ...................            --              7
     Stock-based compensation expense .............................           749          1,260
     Changes in operating assets and liabilities:
       Accounts receivable ........................................        (2,106)        (1,840)
       Prepaid expenses and other current assets ..................           683            (64)
       Other assets ...............................................            49           (161)
       Accounts payable ...........................................           689            520
       Accrued liabilities ........................................           735             30
       Accrued costs related to merger and acquisition ............        (1,139)            --
       Deferred revenue ...........................................          (283)           575
                                                                         --------       --------
          Net cash provided by (used in) operating activities .....           352         (1,641)
                                                                         --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment ...........................          (487)          (572)
                                                                         --------       --------
          Net cash used in investing activities ...................          (487)          (572)
                                                                         --------       --------
Cash flows from financing activities:
  Proceeds from equipment loan ....................................            --            602
  Proceeds from stock options exercised ...........................           492            264
  Treasury stock ..................................................           (76)            --
  Repurchase of common stock ......................................           (16)            --
  Repayment of equipment loan .....................................           (48)           (34)
                                                                         --------       --------
          Net cash provided by financing activities ...............           352            832
                                                                         --------       --------
Net increase (decrease) in cash and cash equivalents ..............           217         (1,381)
Cash and cash equivalents at beginning of period ..................        31,754          2,862
                                                                         --------       --------
Cash and cash equivalents at end of period ........................      $ 31,971       $  1,481
                                                                         ========       ========
Supplemental disclosure of cash flow information:
  Interest paid ...................................................      $      4       $     20
                                                                         ========       ========
  Unearned compensation related to grants of
     stock options ................................................      $  3,488       $  7,485
                                                                         ========       ========



See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown. The balance sheet as of March 31, 2000 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2000. The condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the three months ended June 30, 1999 have been restated to reflect the September 1999 acquisition of Marketwave Corporation, which was accounted for as a pooling of interests.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

NOTE 2 - NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Convertible preferred stock, options, warrants and shares subject to repurchase were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

Net loss per share for the quarter ended June 30, 1999 does not include the effect of approximately 10,280,000 shares of convertible preferred stock outstanding, 1,857,000 stock options outstanding, approximately 364,000 common stock warrants outstanding, or approximately 2,605,000 shares of common stock issued and subject to repurchase by us, because their effects are anti-dilutive.

Net loss per share for the quarter ended June 30, 2000 does not include the effect of approximately 3,617,000 stock options outstanding, or approximately 1,621,000 shares of common stock issued and subject to repurchase by us, because their effects are anti-dilutive.

A reconciliation of shares used in the calculation of net loss per share follows:

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                    2000          1999
                                                                  --------      --------
NET LOSS PER SHARE, BASIC AND DILUTED:
  Net loss .................................................      $(10,262)     $ (2,119)
                                                                  ========      ========
  Shares used in computing net loss per
     share, basic and diluted ..............................        25,578        14,124
                                                                  ========      ========
  Net loss per share, basic and diluted ....................      $  (0.40)     $  (0.15)
                                                                  ========      ========
  Antidilutive shares of convertible preferred stock,
  options, warrant and shares subject to repurchase not
  included in loss per share calculations ..................         5,238        15,106
                                                                  ========      ========

NOTE 3 - EQUITY TRANSACTIONS

For the three months ended June 30, 1999 and 2000, we recorded unearned stock-based compensation expense of $3.7 million and $0, respectively, for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. Amortization of unearned compensation recognized for the three months ended June 30, 1999 and 2000 was $1.3 million and $0.7 million, respectively.

During the three months ended June 30, 2000, we granted options to purchase an aggregate of 1,794,574 shares of common stock pursuant to our stock option plans Also 243,652 shares of common stock were exercised pursuant to our stock option plans.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows:

                          THREE MONTHS ENDED
                               JUNE 30,
                          2000        1999
                         ------      ------
      United States      $8,287      $2,872
      Foreign             1,463         312
                         ------      ------
                         $9,750      $3,184
                         ======      ======

No one customer accounted for more than 10% of revenue for the three months ended June 30, 1999 and 2000.

NOTE 5 - SUBSEQUENT EVENT

On July 14, 2000, we acquired specific assets of the Infocharger division of Tantau Software, Inc., including a high performance Internet data analysis tool, a two-year term license to certain Tantau technology, and some engineering employees of the Infocharger division will become employees of Accrue. The Infocharger assets were acquired in exchange for 1,666,667 newly issued shares of our common stock (of which 234,722 shares are subject to the fulfillment by Tantau of certain post-closing conditions and are held in escrow) and $5,000,000 according to the terms of the asset purchase agreement dated June 30, 2000 among the Company, Tantau and its subsidiary, Tantau Software International, Inc. and the software license and services agreement between the Company and Tantau dated June 30, 2000. Tantau Software International, Inc. is a provider of software solutions for enterprises to conduct mobile e-commerce. The acquisition will be accounted for as a purchase.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

OVERVIEW

Accrue Software was founded in 1996 and is headquartered in Fremont, California with regional sales offices throughout the US, and an international office in London, England. Our products, Accrue Insight, Hit List and Decision Series are comprehensive solutions that we believe help Internet businesses increase the number of visitors to their respective websites, customer loyalty and online sales by collecting, storing, analyzing and reporting Web site activity data at a level of detail and accuracy that distinguishes our technology from others. We offer our products to customers for a license fee and also provide related maintenance services. In addition, we provide professional services to assist customers at every stage in their deployment of Accrue products, from identification of their specific business needs through enterprise integration and customization of e-business analysis reporting, to delivery of a rapid and effective implementation. We also offer an application hosting service, Accrue Site Knowledge (ASK) Service, that enables customers to outsource system administration responsibilities in connection with their purchase of Accrue Insight.

Substantially all of our product revenues through June 30, 2000 were attributable to licensing Accrue Insight, Accrue Hit List and related products and support services. We anticipate that these products will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Accrue Insight, Accrue Hit List, or related products and services, or their failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

We generally recognize license revenue, net of estimated returns allowance, upon product shipment. Where multiple products or services are sold together under one contract, we allocate revenue to each element based on its relative fair value, with fair value being determined using the price charged when that element is sold separately. We recognize maintenance service revenue ratably over the term of the service agreement, and we recognize consulting service revenue as such services are performed.

We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 15% of our total revenue to date. We expect that sales through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. We offer multiple pricing models including usage-based, server-based and CPU-based, allowing for additional revenue as a customer's e-business expands. License fees for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are charged on a time-and-materials basis or a fixed-fee basis for package services.

RESULTS OF OPERATIONS

Revenue. Total revenue was $9.8 million for the three months ended June 30, 2000, an increase of 206% from $3.2 million for the quarter ended June 30, 1999. No one customer accounted for more than 10% of revenue for the quarters ended June 30, 1999 and 2000.

Software license revenue. Revenue from software licenses was $6.9 million for the three months ended June 30, 2000, an increase of $4.3 million, or 165%, over $2.6 million for the three months ended June 30, 1999. The majority of the growth in product revenue is due to higher unit sales volumes and an increase in the average dollar size of licenses. We anticipate that revenue from product licenses will continue to represent a substantial majority of our revenues in the future. We expect that because of our small but increasing revenue base, historical percentage growth rates of our product revenue will not be sustainable in the future.

Maintenance and service revenue. Maintenance and service revenue was $2.8 million for the three months ended June 30, 2000, representing an increase of 393% from $0.6 million from the corresponding period in fiscal 2000. This growth is primarily due to expanded service offerings, more proactive sales of these offerings, and a higher proportion of renewals of maintenance contracts by existing customers. We expect that historical percentage growth rates of our maintenance and service revenue will not be sustainable in the future.

Cost of revenues. Cost of revenues consists of royalties paid to third parties and the salaries and related expenses for maintenance and service personnel. These costs were $1.8 million or 19% of revenue, for the three months ended June 30, 2000, as compared to $0.3 million or 10% of revenue in the corresponding period in fiscal 2000. The increase of cost of revenues reflects the higher volumes of product shipped, increased third-party royalties and a substantial increase in maintenance and service personnel headcount.

Gross profit. Gross profits were 81% and 90% of revenue for the three months ended June 30, 2000 and 1999, respectively. In the future, we expect that royalties paid to third parties will increase in absolute dollars. In addition, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will increase as a percentage of total revenue as we expand our service offerings and maintain our maintenance contract renewal rates with customers. Maintenance and service revenue has lower gross margins than product revenue. For all of these reasons, we expect that our gross margins will decline over time.

Operating expenses. Total operating expenses were $18.6 million for the quarter ended June 30, 2000, or 191% of revenues as compared to $4.9 million or 155% of revenues for the quarter ended June 30, 1999. The increase is largely due to increased salaries, commissions and related expenses associated with newly hired employees, merger related costs and amortization of intangibles as a result of the acquisition of NeoVista Software, Inc.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $1.9 million for the quarter ended June 30, 2000, or 20% of revenue, as compared to $0.8 million, or 25% of revenue for the quarter ended June 30, 1999. The increase is primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product and services offerings. We believe that research and development expenses will increase in dollar amount but remain constant as a percentage of total revenue in the future. Research and development expenditures are charged to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $4.1 million, or 43% of revenue, for the quarter ended June 30, 2000, compared to $2.3 million, or 73% of revenue for the quarter ended June 30, 1999. The increase is primarily due to increased headcount, commission expense, and marketing expenditures in our sales and marketing departments. We believe that sales and marketing expenses will increase in dollar amount but continue to decrease as a percentage of total revenue in the future.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, business development, and other related administrative functions, as well as legal and accounting costs. General and administrative expenses were $0.9 million, or 9% of revenue, for the quarter ended June 30, 2000, as compared to $0.5 million, or 17% of revenue for the quarter ended June 30, 1999. The increase is primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations and facilities, and incur additional expenses associated with operating as a public company. However, we believe that general and administrative expenses will decrease as a percentage of total revenue in the future.

Amortization of Intangibles. Amortization of intangibles represents the amortization of goodwill and intangibles associated with the acquisition of NeoVista Software, Inc. in the fourth quarter of fiscal 2000 and is being amortized over the estimated useful life of three years. Amortization of intangibles charged to operations for the three months ended June 30, 2000 was $10.9 million, or 111% of revenue.

Stock-based compensation. Total stock-based compensation of approximately $0.7 million, or 8% of revenue was amortized for the three months ended June 30, 2000. Total stock-based compensation of approximately $1.3 million, or 40% of revenue was amortized for the quarter ended June 30, 1999. The remaining balance of $3.5 million will continue to be amortized over the vesting of the related options.

Other income (expense), net. Other income (expense), net consists of interest income, interest expense, other income and other expense. Other income (expense), net was $405,000 for the quarter ended June 30, 2000 and $(44,000) for the quarter ended June 30, 1999. The increase is primarily due to interest on proceeds from the funds raised in our initial public offering and funds generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

Operating activities provided cash of $0.4 million in the three months ended June 30, 2000 and utilized cash of $1.6 million in the three months ended June 30, 1999. Cash provided by operating activities during the three months ended June 30, 2000 resulted primarily from depreciation and amortization expenses of $11.0 million, stock-based compensation expense of $0.7 million, provision for sales returns and doubtful accounts of $0.2 million, a decrease in prepaid expenses and other current assets of $0.7 million, an increase in accounts payable and accrued liabilities of $0.7 million and $0.7 million, respectively, offset in part by a net loss of $10.3 million, an increase in accounts receivable of $2.1 million, a decrease in accrued expenses related to mergers and acquisitions of $1.1 million and a decrease in deferred revenue of $0.3 million. We had net accounts receivable of $8.2 million at June 30, 2000, which represented 76 days of sales outstanding ("DSOs") compared to 107 days at June 30, 1999.

Investing activities utilized cash of $0.5 million and $0.6 million in the three months ended June 30, 2000 and 1999, respectively. The activity in both periods is primarily a result of capital expenditures. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software.

Financing activities provided cash of $0.4 million and $0.8 million during the three months ended June 30, 2000 and 1999, respectively. The 2000 activity consists primarily of proceeds from stock options exercised, treasury stock issuance and repayment of an equipment loan. The 1999 activity consists primarily of proceeds from an equipment loan and proceeds from stock options exercised.

We have a $2.0 million working capital line of credit with Silicon Valley Bank, which expires in June 2001. Interest is payable monthly. There were no amounts outstanding under the line as of June 30, 2000.

On July 14, 2000, we acquired specific assets of the Infocharger division of Tantau Software, Inc., including a high performance Internet data analysis tool, a two-year term license to certain Tantau technology, and some engineering employees of the Infocharger division will become employees of Accrue. The Infocharger assets were acquired in exchange for 1,666,667 newly issued shares of our common stock (of which 234,722 shares are subject to the fulfillment by Tantau of certain post-closing conditions and are held in escrow) and $5,000,000 according to the terms of the asset purchase agreement dated June 30, 2000 among the Company, Tantau and its subsidiary, Tantau Software International, Inc. and the software license and services agreement between the Company and Tantau dated June 30, 2000. The acquisition will be accounted for as a purchase. The purchase price will be allocated to certain intangible assets based on their fair market values. The excess of the purchase price over the fair value of the assets acquired will be recorded as goodwill.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

        We have defined Year 2000 compliant as the ability to:

        - Correctly handle date information needed for the June 30, 2000 to January 1, 2000 date change;

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

As of June 30, 2000, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

RISK FACTORS

The following is a discussion of certain factors which currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in our Registration Statement on Form S-1 (File No. 333-79491) and its periodic reports filed pursuant to the Exchange Act.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 1998, 1999 and 2000, we generated $2.1 million, $4.7 million and $18.9 million in revenue, respectively. For the three months ended June 2000, we generated $9.8 million in revenue. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful.

WE HAVE INCURRED SUBSTANTIAL LOSSES

We have not achieved profitability. We incurred net losses of $4.2 million for the fiscal year ended March 31, 1998, $7.6 million for the fiscal year ended March 31, 1999, $21.1 million for the fiscal year ended March 31, 2000, and $10.3 million for the three months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $45.1 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY

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

IF WE CANNOT FUND OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, WE MAY BE REQUIRED TO SELL ADDITIONAL STOCK, WHICH COULD DEPRESS OUR COMMON STOCK PRICE

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently expanded our direct sales force and plan to hire additional sales personnel. As of June 30, 2000, our direct sales and support organization consisted of 62 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel.

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

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

Licenses and services sold to clients located outside the United State for the three months ended June 30, 2000 and 1999 were 15% and 10% of our total revenue, respectively. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful. We initiated operations in selected international markets in the third quarter of our fiscal year ending March 31, 2000. Continued expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. As of June 30, 2000, we had non-exclusive alliances with

Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, and Itochu Techno-Science Corporation for distribution of our products in Japan, and a small number of value added resellers and distributors for distribution of our products in Europe. These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot assure you that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

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

OUR GROWTH COULD BE LIMITED IF WE FAIL TO SUCCESSFULLY IDENTIFY AND INTEGRATE POTENTIAL ACQUISITIONS AND INVESTMENTS

Due to the intensely competitive nature of the e-business analysis market, we believe that our success will depend on our ability to attain significant market share, which will depend in part on our ability to successfully identify and acquire businesses, products and technologies from third parties that are complementary to our existing products and services. Although from time to time we engage in discussions regarding the acquisition of complimentary assets or businesses or investments in complimentary businesses, we cannot be certain that we will be able to rapidly expand our product and services offerings through these acquisitions or investments. Some of the risks we may encounter include:

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

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED

Our success is dependent on the continued growth of our customer base and the retention of our customers. For the fiscal year ended March 31, 1999 and 2000, approximately 15 - 20% and 25 - 30% of our revenue, respectively, was derived from sales of products and services to existing customers. For the three months ended June 30, 2000, approximately 40% of our revenue was derived from sales of products and services to existing customers. We expect to continue to derive a significant amount of revenue from our existing customers. If we fail to generate repeat and expanded business from our current and future customers, particularly from maintenance contract renewals, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a license for our products and services for installation on a limited number of servers. If an installation is successful, the customer may purchase additional licenses to expand the use of our products in its organization, license additional products and services from us, or renew maintenance fees.

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

We have recently experienced a period of significant expansion of our operations that has placed a significant strain on our management, administrative and operational resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 22 at March 31, 1997, to 38 at March 31, 1998, to 59 at March 31, 1999, to 133 at March 31, 2000 and to 140 at June 30, 2000. In addition, we intend to further expand our finance, administrative and operations staff. Any failure to properly manage our growth could have a material adverse effect on our business, results of operations, and financial condition. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial, and operational systems, procedures, and controls on a timely basis. We may not be able to complete the necessary improvements to our systems, procedures, and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, retain, motivate, and manage required personnel and may not be able to successfully identify, manage, and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Failure of our revenue to increase along with these expenses during any fiscal period could have a materially adverse impact on our financial results for that period.

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

WE MAY BE UNABLE TO INTEGRATE SUCCESSFULLY MARKETWAVE CORPORATION, NEOVISTA SOFTWARE, INC. AND/OR ASSETS ACQUIRED FROM TANTAU SOFTWARE, INC. AND TANTAU SOFTWARE INTERNATIONAL, INC. INTO OUR BUSINESS OR ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITIONS

Our acquisition of Marketwave Corporation, which was completed in September, 1999, and our acquisition of NeoVista Software, Inc., which was completed in January 2000, will require integrating the businesses and operations of those two companies with our company. Similarly, our acquisition of certain assets from Tantau Software, Inc. and Tantau Software International, Inc., which was completed in July 2000, will require integrating new technology into our business. We may not be able to successfully assimilate the personnel, technology, operations and customers of Marketwave, NeoVista and/or Tantau into our business. In addition, we may fail to achieve the anticipated synergies from these acquisitions, including marketing, product development, distribution and other operational synergies. The integration process of these businesses and assets may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Finally, we cannot be certain that we will be able to retain Marketwave, NeoVista and/or Tantau employees.

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

As of May 31, 2000, our officers and directors beneficially owned approximately 15.1% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions which you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

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

We expect the net proceeds from our public offering in August 1999, cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months following June 30, 2000. Accordingly, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants which restrict our operations. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could harm our business, operating results and financial condition.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of July 31, 2000, we had 29,244,373 shares of common stock outstanding. 4,485,000 shares of our common stock, including the underwriter's option to purchase additional shares which was exercised in full, were registered in connection with the initial public offering of our common stock. 3,225,261 shares of our common stock were issued to the stockholders of Marketwave Corporation in connection with our acquisition of that company, and such shares were subsequently registered with the Securities and Exchange Commission in March 2000. 1,666,667 shares of our common stock were issued to Tantau Software, Inc. in connection with our purchase of certain assets from Tantau and its wholly owned subsidiary, Tantau Software International, Inc., and a registration statement on Form S-3 was filed with the Securities and Exchange Commission on August 1, 2000, which upon effectiveness will enable such shares to be resold. The foregoing shares issued to the Marketwave shareholders and to Tantau, upon effectiveness of the registration statement, may be sold without restriction or further registration under the federal securities laws unless held by our "affiliates" as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 19,867,445 shares of common stock outstanding are "restricted securities" as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 11,274,407 shares of our common stock under our existing stock option and employee stock purchase plans, including options originally granted under stock option plans of Marketwave Corporation and NeoVista Software, Inc., which options are now exercisable for shares of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuation, and changes in the market values of it investments.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to credit facilities, which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 1999 and 2000, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

FOREIGN CURRENCY RISK

To date, international sales are made by our direct sales force or through international alliances and are all transacted in U.S. dollars. However, as we continue to increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

a.      Not applicable

b.      Not applicable

c. Securities sold during the quarter ended June 30, 2000 that were not registered under the Securities Act.

        None.

d.      Use of proceeds from sale of Registered Securities.

On August 4, 1999, we completed an initial public offering of our Common Stock, $0.001 par value. The managing underwriters in the offering were BancBoston Robertson Stephens and Thomas Weisel Partners, LLC, (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-79491) that was declared effective by the SEC on July 29, 1999. The offering commenced on July 30, 1999, on which date 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $10.00 per share. The Underwriters also had an overallotment option to purchase 585,000 shares, which closed on August 26, 1999. The aggregate price of the entire offering (including the Underwriters' overallotment) was $44,850,000. The aggregate underwriting discounts and commissions to the Underwriters was $3,139,500 and the aggregate net proceeds to us was approximately $40.8 million after deducting offering expenses of $856,000.

We currently expect to use the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each of these purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we have used a portion and may continue to use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. On September 30, 1999, we acquired Marketwave Corporation. Approximately $3.3 million of cash was used to pay for the acquisition related expenses. On January 14, 2000, we acquired NeoVista Software, Inc. Approximately $5.0 million of cash was used to pay for the acquisition related expense. On July 14, 2000, we acquired certain assets of the Infocharger division of Tantau Software, Inc. and approximately $5.1 million of cash was used to pay for the acquisition related expenses.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      The following exhibits are attached hereto:

        10.19 Employment letter agreement dated September 22, 1999 between Accrue and Bob Wyman.

        10.20 Employment letter agreement dated November 28, 1999 between Accrue and Jonathan Becher.

        10.21 Employment letter agreement dated May 26, 2000 between Accrue and Ron Yu.

        27.1  Financial Data Schedule

b. A current report on Form 8-K was filed with the Securities and Exchange Commission by us on July 26, 2000 to report the announcement of the signing of a purchase agreement to acquire certain assets of the Infocharger division of Tantau Software, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACCRUE SOFTWARE, INC.


                                   By:      /s/ GREGORY C. WALKER
                                            ------------------------------------
                                            GREGORY C. WALKER
                                            CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING AND FINANCE
                                            OFFICER)

Date:   August 14, 2000

                                 Exhibit Index

        10.19 Employment letter agreement dated September 22, 1999 between Accrue and Bob Wyman.

        10.20 Employment letter agreement dated November 28, 1999 between Accrue and Jonathan Becher.

        10.21 Employment letter agreement dated May 26, 2000 between Accrue and Ron Yu.

        27.1  Financial Data Schedule