Form 10-Q
period 2000-09-30
ACCRUE SOFTWARE INC
filed 2000-11-14
CIK 1087243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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

                                 Yes [X]  No [ ]

    As of November 8, 2000, there were 30,363,800 shares of the registrant's Common Stock outstanding.

                              ACCRUE SOFTWARE, INC.
                                      INDEX


                                                                                                 PAGE
PART I. FINANCIAL INFORMATION
            ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    AT SEPTEMBER 30, 2000 AND MARCH 31, 2000                                      3
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999         4
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                          5
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                6
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                                     7
            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   21
PART II. OTHER INFORMATION
            ITEM 1. LEGAL PROCEEDINGS                                                            22
            ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                    22
            ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                              22
            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          22
            ITEM 5. OTHER INFORMATION                                                            22
            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             22
SIGNATURES                                                                                       24

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ACCRUE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          SEPT. 30,         MARCH 31,
                                                            2000               2000
ASSETS
Current assets:
  Cash and cash equivalents ......................        $  25,046         $  31,754
  Accounts receivable, net .......................           11,401             6,279
  Prepaid expenses and other current assets ......            1,599             1,032
                                                          ---------         ---------
     Total current assets ........................           38,046            39,065
Property and equipment, net ......................            2,766             2,253
Goodwill and intangibles, net ....................          174,270           119,450
Other assets .....................................               95               131
                                                          ---------         ---------
     Total assets ................................        $ 215,177         $ 160,899
                                                          =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................        $   2,277         $     429
  Accrued liabilities ............................            5,147             2,781
  Accrued liabilities, merger ....................            2,308             2,421
  Deferred revenue ...............................            6,981             3,095
  Current portion long term debt .................               74               147
                                                          ---------         ---------
     Total current liabilities ...................           16,787             8,873
Long term debt, net of current portion ...........                -                39
                                                          ---------         ---------
     Total liabilities ...........................           16,787             8,912
                                                          ---------         ---------
Stockholders' equity:
  Common stock, $0.001 par value .................               30                27
  Additional paid-in capital .....................          266,123           191,300
  Notes receivable from stockholders .............             (213)             (213)
  Cumulated translation adjustment ...............                9                 -
  Unearned compensation ..........................           (2,890)           (4,237)
  Accumulated deficit ............................          (64,669)          (34,890)
                                                          ---------         ---------
     Total stockholders' equity ..................          198,390           151,987
                                                          ---------         ---------
     Total liabilities and stockholders' equity ..        $ 215,177         $ 160,899
                                                          =========         =========

See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                               SEPT. 30,        SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                 2000             1999             2000             1999
                                               --------         --------         --------         --------
Net revenue:
    Software license                           $  6,727         $  2,784         $ 13,650         $  5,395
    Maintenance and service                       3,308              766            6,135            1,341
                                               --------         --------         --------         --------
       Total revenue                             10,035            3,550           19,785            6,736
                                               --------         --------         --------         --------
Cost of revenues
    Software license                                108              101              489              200
    Maintenance and service                       1,755              364            3,194              600
                                               --------         --------         --------         --------
       Total cost of revenues                     1,863              465            3,683              800
                                               --------         --------         --------         --------
Gross profit                                      8,172            3,085           16,102            5,936
                                               --------         --------         --------         --------
Operating expenses:
    Research and development                      2,059            1,035            3,995            1,829
    Sales and marketing                           3,488            3,125            7,637            5,458
    General and administrative                    1,142              577            2,046            1,114
    Mergers and acquisitions                          -            3,560                             3,560
    Amortization of intangibles                  16,244                -           27,103               --
    In-process research and development           4,503                -            4,503
    Stock-based compensation expense                598            1,146            1,347            2,407
                                               --------         --------         --------         --------
       Total operating expenses                  28,034            9,443           46,631           14,368
                                               --------         --------         --------         --------
Loss from operations                            (19,862)          (6,358)         (30,529)          (8,432)
Other income (expense)                              356              288              761              244
Taxes                                               (11)              --              (11)              --
                                               --------         --------         --------         --------
Net loss                                       $(19,517)        $ (6,070)        $(29,779)        $ (8,188)
                                               ========         ========         ========         ========
Net loss per share, basic and diluted          $  (0.71)        $  (0.37)        $  (1.12)        $  (0.74)
                                               ========         ========         ========         ========
Shares used in computing net loss per
    share, basic and diluted                     27,660           16,283           26,706           11,122
                                               ========         ========         ========         ========

See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SIX MONTHS ENDED
                                                                              SEPT. 30,        SEPT. 30,
                                                                                2000             1999
                                                                              ---------        ---------
Cash flows from operating activities:
  Net loss ...........................................................        $(29,779)        $ (8,188)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Write-off of purchased in-process research and development ......           4,503
     Depreciation and amortization ...................................          27,512              230
     Provision for sales returns and doubtful accounts ...............              47               85
     Amortization of discount on line of credit ......................              --                7
     Stock-based compensation expense ................................           1,347            2,407
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................          (3,973)          (1,865)
       Prepaid expenses and other current assets .....................              40             (319)
       Other assets ..................................................              38              127
       Accounts payable ..............................................             420              247
       Accrued liabilities ...........................................             149              711
       Accrued liabilities, merger ...................................          (1,703)           2,924
       Deferred revenue ..............................................            (148)           1,534
                                                                              --------         --------
          Net cash used in operating activities ......................          (1,547)          (2,100)
                                                                              --------         --------
Cash flows from investing activities:
       Acquisition of property and equipment .........................          (1,071)            (980)
       Acquisitions of Infocharger and Pilot, net of cash acquired ...          (4,964)              --
                                                                              --------         --------
          Net cash used in investing activities ......................          (6,035)            (980)
                                                                              --------         --------
Cash flows from financing activities:
       Proceeds from initial public offering, net of issuance costs ..              --           40,854
       Proceeds from equipment loan ..................................              --              602
       Proceeds from stock options exercised .........................             740              557
       Proceeds from employee stock purchase plan program ............             771               --
       Treasury stock ................................................             (76)              --
       Repurchase of common stock ....................................             (16)              --
       Repayment of equipment loan ...................................            (186)            (907)
                                                                              --------         --------
          Net cash provided by financing activities ..................           1,233           41,106
                                                                              --------         --------
Effect of foreign exchange rate changes on cash ......................            (359)              --
                                                                              --------         --------
Net increase (decrease) in cash and cash equivalents .................          (6,708)          38,026
Cash and cash equivalents at beginning of period .....................          31,754            2,862
                                                                              --------         --------
Cash and cash equivalents at end of period ...........................        $ 25,046         $ 40,888
                                                                              ========         ========
Supplemental disclosure of cash flow information:
  Convertible preferred stock converted to common stock ..............        $     --         $ 15,517
                                                                              ========         ========
  Stock issued in connection with acquisitions .......................        $ 70,590         $      0
                                                                              ========         ========
  Interest paid ......................................................        $     --         $     44
                                                                              ========         ========
  Unearned compensation related to grants of stock options ...........        $  2,890         $  6,339
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

Net loss per share for the three and six months ended September 30, 1999 does not include the effect of approximately 2,505,700 stock options outstanding, approximately 20,000 common stock warrants outstanding, and approximately 2,195,600 shares of common stock issued and subject to repurchase by us, because their effects are anti-dilutive.

Net loss per share for the three and six months ended September 30, 2000 does not include the effect of approximately 1,282,900 shares of common stock issued and subject to repurchase by us, because their effects are anti-dilutive.

A reconciliation of shares used in the calculation of net loss per share follows:

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
(in thousands)                                                      2000            1999             2000             1999
                                                                  --------        --------         --------         --------
NET LOSS PER SHARE, BASIC AND DILUTED:
  Net loss ...............................................        $(19,517)       $ (6,070)        $(29,779)        $ (8,188)
                                                                  ========        ========         ========         ========
  Shares used in computing net loss per
     share, basic and diluted ............................          27,660          16,283           26,706           11,122
                                                                  ========        ========         ========         ========
  Net loss per share, basic and diluted ..................        $  (0.71)       $  (0.37)        $  (1.12)        $  (0.74)
                                                                  ========        ========         ========         ========
  Antidilutive shares of convertible preferred stock,
  options, warrant and shares subject to repurchase not
  included in loss per share calculations ................           1,283           4,722            1,283            4,722
                                                                  ========        ========         ========         ========

NOTE 3 - EQUITY TRANSACTIONS

For the three and six months ended September 30, 1999, we recorded unearned stock-based compensation expense of $0.01 million and $3.7 million, respectively. For the three and six months ended September 30, 2000, we recorded unearned stock-based compensation expense of zero, for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. Amortization of unearned compensation recognized for the three and six months ended September 30, 1999 was $1.1 million and $2.4 million, respectively. Amortization of unearned compensation recognized for the three and six months ended September 30, 2000 was $0.6 million and $1.3 million, respectively.

During the three and six months ended September 30, 2000, we granted options to purchase an aggregate of 1,543,000 shares of common stock pursuant to our stock option plans. Also 68,132 shares of common stock were exercised pursuant to our stock option plans.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows:

                        THREE MONTHS ENDED            SIX MONTHS ENDED
                            SEPTEMBER 30,               SEPTEMBER 30,
(in thousands)         2000           1999           2000           1999
                     -------        -------        -------        -------
United States        $ 8,810        $ 3,184        $17,097        $ 6,002
Foreign                1,225            366          2,688            734
                     -------        -------        -------        -------
                     $10,035        $ 3,550        $19,785        $ 6,736
                     =======        =======        =======        =======

No one customer accounted for more than 10% of revenue for the three months ended September 30, 1999. One customer accounted for more than 10% of revenue for the three months ended September 30, 2000. No one customer accounted for more than 10% of revenue for the six months ended September 30, 1999 and 2000.


NOTE 5 - ACQUISITIONS

The Infocharger Acquisition

On July 14, 2000, we acquired specific assets of the Infocharger division (Infocharger) of Tantau Software International, Inc. (Tantau). Tantau is a provider of wireless Internet platforms and software products and services. InfoCharger is the wholly-owned data analysis operation of Tantau. Under the terms of the acquisition, which was accounted for as a purchase, we issued 1,666,667 shares of our common stock in addition to a cash payment of $5 million in exchange for specific assets of Infocharger. The results of operations of Infocharger have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $59.2 million, of which $1.5 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects.

Tangible net assets acquired were $0.3 million. Intangibles of $2.7 million acquired included developed technology and assembled workforce. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $54.7 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $4.8 million was recorded for the three months ended September 30, 2000.

The Pilot Software, Inc. Acquisition

On September 20, 2000, we acquired Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc. ("Pilot"), in a merger transaction. Pilot is a developer of Web-enabled decision support and business intelligence applications for the enterprise. As a result of the Merger, we became the owner of 100% of the issued and outstanding shares of Aviator Holding Corporation's Common Stock in exchange for 974,273 shares of our Common Stock. The Merger was accounted for as a purchase. The results of operations of Pilot have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $29.5 million, of which $3.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects.

Tangible assets of $1.8 million acquired included cash and marketable securities, receivables, prepaid, and fixed assets. Intangibles of $8.7 million acquired included developed technology, core technology, acquired workforce and customer list. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $16.0 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $0.7 million was recorded for the three months ended September 30, 2000.

The following unaudited pro forma financial information reflects the results of operations for the six months ended September 30, 2000 and 1999, as if we acquired Tantau and Pilot on April 1, 1999. The pro forma results exclude the $4.5 million nonrecurring write-off of in-process research and development and include amortization of intangibles of $13.8 million for the six months ended September 30, 2000 and 1999. The historical results of Tantau are based on its results of operations for three months ended March 31, 2000 and for the period from February 11, 1999 (inception) to December 31, 1999. The historical results of Pilot are based on its results of operations for six months ended June 30, 2000 and 12 months ended December 31, 1999.

                                                        Six months ended
(in thousands)                                            September 30,
                                                     ---------------------------
                                                       2000              1999
                                                     --------          --------
Revenue                                              $ 26,536          $ 15,419
Net loss                                             $(33,801)         $(24,129)
Net loss per share, basic and diluted                $  (1.21)         $  (1.94)

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on Accrue's financial position or results of operations.

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

OVERVIEW

Accrue Software was founded in 1996 and is headquartered in Fremont, California with regional sales offices throughout the US, and international offices in the United Kingdom, France, Germany and Singapore. Our products, Accrue Insight, Accrue Hit List and our analytics platforms which include Pilot, Decision Series, and InfoCharger are comprehensive solutions that we believe help Internet businesses increase the number of visitors to their respective websites, customer loyalty and online sales by collecting, storing, analyzing and reporting Web site activity data at a level of detail and accuracy that distinguishes our technology from others. We offer our products to customers for a license fee and also provide related maintenance services. In addition, we provide professional services to assist customers at every stage in their deployment of Accrue products, from identification of their specific business needs through enterprise integration and customization of e-business analysis reporting, to delivery of a rapid and effective implementation. We also offer an application hosting service, Accrue Site Knowledge (ASK) Service, that enables customers to outsource system administration responsibilities in connection with their purchase of Accrue Insight.

On July 14, 2000, we acquired specific assets of the Infocharger division (Infocharger) of Tantau Software International, Inc. (Tantau). Tantau is a provider of wireless Internet platforms and software products and services. InfoCharger is the wholly-owned data analysis operation of Tantau. Under the terms of the acquisition, which was accounted for as a purchase, we issued 1,666,667 shares of our common stock in addition to a cash payment of $5 million in exchange for specific assets of Infocharger. The results of operations of Infocharger have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $59 million.

On September 20, 2000, we acquired Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc. ("Pilot"), in a merger transaction. Pilot is a developer of Web-enabled decision support and business intelligence applications for the enterprise. As a result of the Merger, we became the owner of 100% of the issued and outstanding shares of Aviator Holding Corporation's Common Stock in exchange for 974,273 shares of our Common Stock. The Merger was accounted for as a purchase. The results of operations of Pilot have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $19 million.

Substantially all of our product revenues through September 30, 2000 were attributable to licensing Accrue Insight, Accrue Hit List, Pilot and related products and support services. We anticipate that these products will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Accrue Insight, Accrue Hit List, Pilot or related products and services, or their failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

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

We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 12% of our total revenue to date. We expect that sales through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. We offer multiple pricing models including usage-based, server-based and CPU-based, allowing for additional revenue as a customer's e-business expands. We also offer subscription- based pricing for Accrue Hit List. License fees for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are charged on a time-and-materials basis or a fixed-fee basis for package services.

RESULTS OF OPERATIONS

Revenue. Total revenue was $10.0 million and $19.8 million for the three and six months ended September 30, 2000, respectively, an increase of 178% from $3.6 million for the three months ended September 30, 1999 and an increase of 196% from $6.7 million for the six months ended September 30, 1999. No one customer accounted for more than 10% of revenue for the three and six months ended September 30, 1999. One customer accounted for more than 10% of revenue for the three months ended September 30, 2000. No one customer accounted for more than 10% of revenue for the six months ended September 30, 2000.

Software license revenue. Revenue from software licenses was $6.7 million for the three months ended September 30, 2000, an increase of $3.9 million, or 139%, over $2.8 million for the three months ended September 30, 1999. For the six months ended September 30, 2000, revenue from software licenses was $13.7 million, an increase of $8.3 million, or 154%, over $5.4 million for the six months ended September 30, 1999. The majority of the growth in product revenue is due to higher unit sales volumes and an increase in the average dollar size of licenses. We anticipate that revenue from product licenses will continue to represent a substantial majority of our revenues in the future. We expect that because of our small but increasing revenue base, historical percentage growth rates of our product revenue will not be sustainable in the future.

Maintenance and service revenue. Maintenance and service revenues were $3.3 million and $6.1 million for the three and six months ended September 30, 2000, representing an increase of 313% from $0.8 million and 369% from $1.3 million from the corresponding periods in fiscal 2000. This growth is primarily due to expanded service offerings, more proactive sales of these offerings, and a higher proportion of renewals of maintenance contracts by existing customers. We expect that historical percentage growth rates of our maintenance and service revenue will not be sustainable in the future.

Cost of revenues. Cost of revenues consists of royalties paid to third parties and the salaries and related expenses for maintenance and service personnel. These costs were $1.9 million and $3.7 million, or 19% of revenue, respectively, for the three and six months ended September 30, 2000, as compared to $0.5 million and $0.8 million, or 14% and 12% of revenue in the corresponding periods in fiscal 2000. The increase of cost of revenues reflects the higher volumes of product shipped, increased third-party royalties and a substantial increase in maintenance and service personnel headcount.

Gross profit. Gross profits were 81% of revenue for the three and six months ended September 30, 2000, and 86% and 88% for the three and six months ended September 30, 1999. In the future, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will increase as a percentage of total revenue as we expand our service offerings and maintain our maintenance contract renewal rates with customers. Maintenance and service revenue has lower gross margins than product revenue. For all of these reasons, we expect that our gross margins will continue to decline over time.

Operating expenses. Total operating expenses were $28 million for the three months ended September 30, 2000, or 280% of revenues as compared to $9.4 million or 261% of revenues for the three months ended September 30, 1999. For the six months ended September 30, 2000, total operating expenses were $46.6 million, or 235% of revenue, as compared to $14.3 million, or 213% of revenue for the six months ended September 30, 1999. The increases in absolute dollars were largely due to increased salaries, commissions and related expenses associated with newly hired employees, merger related costs and amortization of intangibles as a result of an acquisition of other companies.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $2.1 million for the three months ended September 30, 2000, or 21% of revenue, as compared to $1.0 million, or 28% of revenue for the three months ended September 30, 1999. For the six months ended September 30, 2000, research and development expenses were $4.0 million, or 20% of revenue, as compared to $1.8 million, or 27% of revenue for the six months ended September 30, 1999. The increases were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product and services offerings. We believe that research and development expenses will increase in dollar amount but remain constant as a percentage of total revenue in the future. Research and development expenditures are charged to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $3.5 million, or 35% of revenue, for the three months ended September 30, 2000, compared to $3.1 million, or 86% of revenue for the three months ended September 30, 1999. For the six months ended September 30, 2000, sales and marketing expenses were $7.6 million, or 38% of revenue, as compared to $5.4 million, or 81% of revenue for the six months ended September 30, 1999. The increases were primarily due to increased headcount, commission expense, and marketing expenditures in our sales and marketing departments. We believe that sales and marketing expenses will increase in dollar amount but continue to decrease as a percentage of total revenue in the future.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, business development, and other related administrative functions, as well as legal and accounting costs. General and administrative expenses were $1.1 million, or 11% of revenue, for the three months ended September 30, 2000, as compared to $0.6 million, or 17% of revenue for the three months ended September 30, 1999. For the six months ended September 30, 2000, general and administrative expenses were $2.0 million, or 10% of revenue, as compared to $1.1 million, or 16% of revenue for the six months ended September 30, 1999. The increases were primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses will increase in dollar amount as we continue to increase staffing to manage expanding operations and facilities, and incur additional expenses associated with operating as a public company. However, we believe that general and administrative expenses will decrease as a percentage of total revenue in the future.

Merger costs. During September 1999, we completed the acquisition of Marketwave Corporation through the issuance of Accrue common stock. We incurred merger-related costs of $3.6 million, or 100% and 54% of revenue for the three and six months ended September 30, 1999, respectively. These nonrecurring expenses related to transaction costs, employee termination and transaction costs, legal and accounting costs, write-off of equipment and other assets, and redundant facility and other costs.

Amortization of Intangibles. Amortization of intangibles represents the amortization of goodwill and intangibles associated with the acquisitions of NeoVista Software, Inc., Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. It is being amortized over the estimated useful life of three years. Amortization of intangibles charged to operations for the three and six months ended September 30, 2000 were $16.2 million and $27.1 million, or 162% and 137% of revenue, respectively.

In-process research and development. In-process research and development represents the associated costs of research and development projects that had not yet reached technological feasibility and had no alternative future uses at the date of acquisition. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects. We incurred a one-time charge of $4.5 million, or 45% and 23% of revenue for the three and six months ended September 30, 2000, respectively, for in-process research and development associated with our acquisitions of the Infocharger division of Tantau Software International, Inc. and Pilot Software, Inc.

Stock-based compensation. Total stock-based compensation of approximately $0.6 million and $1.4 million, or 6% and 7% of revenue were amortized for the three and six months ended September 30, 2000, respectively. Total stock-based compensation of approximately $1.1 million and $2.4 million, or 31% and 36% of revenue were amortized for the three and six months ended September 30, 1999, respectively. The remaining balance of $2.9 million will continue to be amortized over the vesting of the related options.

Other income (expense), net. Other income (expense), net consists of interest income, interest expense, other income and other expense. Other income (expense), net was $356,000 and $761,000 for the three and six months ended September 30, 2000 and $288,000 and $244,000 for the three and six months ended September 30, 1999. The increase is primarily due to interest on proceeds from the funds raised in our initial public offering and funds generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

Operating activities utilized cash of $1.5 million and $2.1 million for the six months ended September 30, 2000 and 1999, respectively. Cash used by operating activities during the six months ended September 30, 2000 resulted primarily from our net loss of $29.8 million, an increase in accounts receivable of $4.0 million, and a decrease in accrued expenses related to mergers and acquisitions of $1.7 million, offset by depreciation and amortization expenses of $27.5 million, stock-based compensation expense of $1.3 million, write-off of purchased in-process research and development expense of $4.5, and an increase in accounts payable and accrued liabilities of $0.6 million. Investing activities utilized cash of $6.0 million and $1.0 million for the six months ended September 30, 2000 and 1999, respectively. Cash used by investing activities during the six months ended September 30, 2000 was primarily attributable to the cash of $5.0 million paid for our acquisition of Infocharger Division of Tantau Software International, Inc. and $1.0 million paid for purchases of property and equipment. Financing activities provided cash of $1.2 million and $41.1 million during the six months ended September 30, 2000 and 1999, respectively. The 2000 activity consists primarily of proceeds from stock options exercised, proceeds from employee stock purchase plan program, repayment of common stock, treasury stock issuance and repayment of an equipment loan. The overall net decrease of $6.7 million in cash during the six months ended September 30, 2000 also includes a decrease in cash of $0.4 million as the effect of foreign exchange rate changes on cash.

We have a $2.0 million working capital line of credit with Silicon Valley Bank, which expires in June 2001. Interest is payable monthly. There were no amounts outstanding under the line as of September 30, 2000.

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


In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on Accrue's financial position or results of operations.

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

As of September 30, 2000, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

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

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 1998, 1999 and 2000, we generated $2.1 million, $4.7 million and $18.9 million in revenue, respectively. For the six months ended September 2000, we generated $19.8 million in revenue. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful.

WE HAVE INCURRED SUBSTANTIAL LOSSES

We have not achieved profitability. We incurred net losses of $4.2 million for the fiscal year ended March 31, 1998, $7.6 million for the fiscal year ended March 31, 1999, $21.1 million for the fiscal year ended March 31, 2000, and $29.8 million for the six months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $64.7 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently expanded our direct sales force and plan to hire additional sales personnel. As of September 30, 2000, our direct sales and support organization consisted of 53 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel.

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

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

Licenses and services sold to clients located outside the United States for the three and six months ended September 30, 2000 were 12% and 14% of our total revenue, respectively, and 10% and 11% of our revenue, respectively, for the three and six months ended September 30, 1999. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful. We initiated operations in selected international markets in the third quarter of our fiscal year ended March 31, 2000. Continued expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. As of September 30, 2000, we had non-exclusive alliances with Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, and Itochu Techno-Science Corporation for distribution of our products in Japan, and a small number of value added resellers and distributors for distribution of our products in Europe. These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot assure you that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

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

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED

Our success is dependent on the continued growth of our customer base and the retention of our customers. For the fiscal year ended March 31, 1999 and 2000, approximately 15 - 20% and 25 - 30% of our revenue, respectively, was derived from sales of products and services to existing customers. For the three and six months ended September 30, 2000, approximately 40% of our revenue were derived from sales of products and services to existing customers. We expect to continue to derive a significant amount of revenue from our existing customers. If we fail to generate repeat and expanded business from our current and future customers, particularly from maintenance contract renewals, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a license for our products and services for installation on a limited number of servers. If an installation is successful, the customer may purchase additional licenses to expand the use of our products in its organization, license additional products and services from us, or renew maintenance fees.

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

We have recently experienced a period of significant expansion of our operations that has placed a significant strain on our management, administrative and operational resources. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. Our headcount has increased from 22 at March 31, 1997, to 38 at March 31, 1998, to 59 at March 31, 1999, to 133 at March 31, 2000 and to 206 at September 30, 2000. In addition, we intend to further expand our finance, administrative and operations staff. Any failure to properly manage our growth could have a material adverse effect on our business, results of operations, and financial condition. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial, and operational systems, procedures, and controls on a timely basis. We may not be able to complete the necessary improvements to our systems, procedures, and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, retain, motivate, and manage required personnel and may not be able to successfully identify, manage, and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional services and support, and improve operational and financial systems. Failure of our revenue to increase along with these expenses during any fiscal period could have a materially adverse impact on our financial results for that period.

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

WE MAY BE UNABLE TO INTEGRATE SUCCESSFULLY MARKETWAVE CORPORATION, NEOVISTA SOFTWARE, INC., ASSETS ACQUIRED FROM TANTAU SOFTWARE, INC. AND TANTAU SOFTWARE INTERNATIONAL, INC. AND/OR PILOT SOFTWARE, INC. INTO OUR BUSINESS OR ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITIONS

Our acquisition of Marketwave Corporation, which was completed in September, 1999, and our acquisition of NeoVista Software, Inc., which was completed in January 2000, will require integrating the businesses and operations of those two companies with our company. Similarly, our acquisition of certain assets from Tantau Software, Inc. and Tantau Software International, Inc., which was completed in July 2000, and our acquisition of Pilot Software, Inc., which was completed in September 2000 will require integrating new technology into our business. We may not be able to successfully assimilate the personnel, technology, operations and customers of Marketwave, NeoVista, Tantau and/or Pilot into our business. In addition, we may fail to achieve the anticipated synergies from these acquisitions, including marketing, product development, distribution and other operational synergies. The integration process of these businesses and assets may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Finally, we cannot be certain that we will be able to retain Marketwave, NeoVista, Tantau and/or Pilot employees.

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

BECAUSE ACCRUE'S OFFICERS AND DIRECTORS OWN APPROXIMATELY 13.7% OF THE OUTSTANDING COMMON STOCK, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDER DECISIONS

As of October 31, 2000, our officers and directors beneficially owned approximately 13.7% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions which you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

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

We expect the net proceeds from our public offering in August 1999, cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months following September 30, 2000. Accordingly, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants which restrict our operations. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could harm our business, operating results and financial condition.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of November 8, 2000, we had 30,363,800 shares of common stock outstanding. 4,485,000 shares of our common stock, including the underwriter's option to purchase additional shares which was exercised in full, were registered in connection with the initial public offering of our common stock. 3,225,261 shares of our common stock were issued to the stockholders of Marketwave Corporation in connection with our acquisition of that company, and such shares were subsequently registered with the Securities and Exchange Commission in March 2000. Of the 3,225,261 shares of our common stock registered in March 2000, as of November 1, 2000, 1,054,598 shares had been subsequently sold, 1,088,309 of the remaining 2,170,663 shares are registered on a registration statement on Form S-3 declared effective on November 13, 2000 and 1,082,354 of the remaining 2,170,663 shares are to be de-registered. 1,666,667 shares of our common stock were issued to Tantau Software, Inc. in connection with our purchase of certain assets from Tantau and its wholly owned subsidiary, Tantau Software International, Inc., and registered pursuant to a registration statement on Form S-3/A declared effective by the Securities and Exchange Commission on November 13, 2000. 974,273 shares of our common stock were issued to Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc., and registered pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on November 13, 2000. The foregoing shares issued to the Marketwave, Tantau and Aviator shareholders, may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our "affiliates" as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 20,012,599 shares of common stock outstanding are "restricted securities" as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule
144. In addition, we have registered a total of 12,445,932 shares of our common stock under our existing stock option and employee stock purchase plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuation, and changes in the market values of it investments.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to credit facilities, which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels as of September 30, 1999 and 2000, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

a.   Not applicable

b.   Not applicable

c. Securities sold during the quarter ended September 30, 2000 that were not registered under the Securities Act.

The sales of the securities listed below were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

     (i) Pursuant to the acquisition of certain assets from Tantau Software, Inc. and Tantau Software International, Inc. on July 14, 2000, the Company issued 1,666,667 shares of Accrue Common Stock to Tantau Software, Inc. in exchange for such assets.

     (ii) Pursuant to the acquisition of Aviator Holding Corporation and its direct and indirect subsidiaries, including Pilot Software, Inc., on September 20, 2000, the Company issued 974,273 shares of Accrue Common Stock to Platinum Equity Holdings, LLC in exchange for all of the issued and outstanding capital stock Aviator Holding Corporation.

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

We currently expect to use the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. We have not yet determined the actual expected expenditures and thus cannot estimate the amounts to be used for each of these purposes. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we have used a portion and may continue to use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. On September 30, 1999, we acquired Marketwave Corporation. Approximately $3.3 million of cash was used to pay for the acquisition related expenses. On January 14, 2000, we acquired NeoVista Software, Inc. Approximately $5.0 million of cash was used to pay for the acquisition related expense. On July 14, 2000, we acquired certain assets of the Infocharger division of Tantau Software, Inc. Approximately $0.2 million of cash was used to pay for the acquisition related expenses. On September 20, 2000, we acquired Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc. Approximately $2.4 million of cash was used to pay for the acquisition related expense.

None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Accrue or their associates, persons owning 10% or more of any class of equity securities of Accrue, or an affiliate of Accrue.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of stockholders on August 31, 2000. There were present at the meeting, in person or represented by proxy, the holders of 23,178,537 shares of our common stock, which represented approximately 84.09% of the outstanding shares of common stock entitled to vote. The matters voted on at the meeting and the votes cast were as follows:

     1. Election of directors to serve for the ensuing year or until their successors are elected and qualified.

Name of Nominee                                 Votes Cast
---------------------------                    -------------
Richard D. Kreysar .......... For                 21,977,298
                              Withheld             1,201,239
David Folkman................ For                 23,153,623
                              Withheld                24,914
Max D. Hopper................ For                 22,474,237
                              Withheld               704,300
A. Brooke Seawell............ For                 23,153,573
                              Withheld                24,964
Robert Smelick............... For                 23,153,473
                              Withheld                24,864

     2. The approval of an amendment to Accrue's 1996 Stock Plan (i) to increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares to an aggregate of 9,930,000 shares and (ii) to revise the automatic share increase provision so that the number of shares of common stock reserved for issuance under the 1996 Plan automatically increases on the first day of each of Accrue's fiscal years 2001 through 2006 in an amount equal to the lesser of (A) 4,000,000 shares, (B) 6% of the number of shares outstanding on a fully diluted basis as of the last day of the immediately preceding fiscal year, or (C) a lesser number of shares as determined by the Board of Directors. There were 14,824,302 shares of common stock voting in favor, 5,882,620 shares of common stock voting against, 576,709 shares of common stock abstaining and 1,894,906 broker non-votes.

     3. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year-ending March 31, 2001. There were 23,166,560 shares of common stock voting in favor, 4,080 shares of common stock voting against, 7,897 shares of common stock abstaining and 0 broker non-votes.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     The following exhibits are attached hereto:


       10.3 1996 Stock Plan, as amended by approval of the stockholders as of August 31, 2000.

       10.22(*) Software License Agreement dated as of July 1, 2000 between
                VI/Visualize, Inc. and Accrue Software, Inc.

       27.1     Financial Data Schedule

* A request for confidential treatment with respect to certain portions of this exhibit has been filed separately with the Securities and Exchange Commission.


b. A current report on Form 8-K was filed with the Securities and Exchange Commission by us on July 26, 2000 to report the announcement of the signing of a purchase agreement to acquire certain assets of the Infocharger division of Tantau Software, Inc.

       A current report on Form 8-K was filed with the Securities and Exchange Commission by us on September 21, 2000 to announce the merger with Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc.

       An amended current report on Form 8-K/A was filed with the Securities and Exchange Commission by us on September 22, 2000 to announce the acquisition of certain assets of the Infocharger division of Tantau Software, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ACCRUE SOFTWARE, INC.

                                 By: /s/ GREGORY C. WALKER
                                     ------------------------------------------
                                     GREGORY C. WALKER
                                     CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL ACCOUNTING AND FINANCE OFFICER)

Date: November 14, 2000

                                  Exhibit Index

        10.3 1996 Stock Plan, as amended by approval of the stockholders as of August 31, 2000.

        10.22(*)   Software License Agreement dated as of July 1, 2000 between
                   VI/Visualize, Inc. and Accrue Software, Inc.

        27.1       Financial Data Schedule

* A request for confidential treatment with respect to certain portions of this exhibit has been filed separately with the Securities and Exchange Commission.