Form 10-Q
period 2000-12-30
ACCRUE SOFTWARE INC
filed 2001-02-13
CIK 1087243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 30, 2000

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

                                 Yes [X] No [   ]

     As of February 2, 2001, there were 30,350,413 shares of the registrant's Common Stock outstanding.

                              ACCRUE SOFTWARE, INC.
                                      INDEX

                                                                                                       PAGE
PART I. FINANCIAL INFORMATION
        ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           CONDENSED CONSOLIDATED BALANCE SHEETS
              AT DECEMBER 30, 2000 AND MARCH 31, 2000 ..................................................  3
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS ENDED
              DECEMBER 30, 2000 AND DECEMBER 31, 1999 ..................................................  4
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 30, 2000 AND DECEMBER 31, 1999 ........................  5
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...........................  6
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .................................................................  7
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................ 21
PART II. OTHER INFORMATION
         ITEM 1. LEGAL PROCEEDINGS ....................................................................  22
         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ............................................  22
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES ......................................................  22
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................  22
         ITEM 5. OTHER INFORMATION ....................................................................  22
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................................................  22
SIGNATURES ............................................................................................  24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              ACCRUE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            DEC 30,        MAR 31,
                                                             2000           2000
                                                          -----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents...........................    $    20,717    $   31,754
  Accounts receivable, net............................          8,069         6,279
  Prepaid expenses and other current assets...........          1,930         1,032
                                                          -----------    ----------
    Total current assets..............................         30,716        39,065
  Property and equipment, net.........................          3,215         2,253
  Goodwill and intangibles, net.......................         45,799       119,450
  Other assets........................................             65           131
                                                          -----------    ----------
    Total assets.....................................     $    79,795    $  160,899
                                                          ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................    $     1,378    $      429
  Accrued liabilities.................................          5,211         2,781
  Accrued liabilities, merger.........................            341         2,421
  Deferred revenue....................................          8,113         3,095
  Short term debt.....................................          2,000            --
  Current portion of long term debt...................             --           147
                                                          -----------    ----------
    Total current liabilities........................          17,043         8,873
Long term debt, net of current portion................             --            39
                                                          -----------    ----------
    Total liabilities................................          17,043         8,912
                                                          -----------    ----------
Stockholders' equity:
  Common stock, $0.001 par value......................             30            27
  Additional paid-in capital..........................        266,139       191,300
  Notes receivable from stockholders..................           (213)         (213)
  Accumulated other comprehensive income..............             31            --
  Unearned compensation...............................         (2,467)       (4,237)
  Accumulated deficit.................................       (200,768)      (34,890)
                                                          -----------    ----------
    Total stockholders' equity........................         62,752       151,987
                                                          -----------    ----------
    Total liabilities and stockholders' equity........    $    79,795    $  160,899
                                                          ===========    ==========

See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 -----------------------       -----------------------
                                                  DEC 30,       DEC 31,        DEC 30,        DEC 31,
                                                   2000           1999           2000           1999
                                                 --------       --------       --------       --------
Net revenue:
    Software license ......................     $     462       $  3,654      $  14,112       $  9,049
    Maintenance and service ...............         2,038            963          8,173          2,304
                                                ---------       --------      ---------       --------
       Total revenue ......................         2,500          4,617         22,285         11,353
                                                ---------       --------      ---------       --------
Cost of revenues

    Software license ......................           162            129            651            329
    Maintenance and service ...............         2,381            564          5,575          1,164
                                                ---------       --------      ---------       --------
       Total cost of revenues .............         2,543            693          6,226          1,493
                                                ---------       --------      ---------       --------
Gross profit (loss) .......................           (43)         3,924         16,059          9,860
                                                ---------       --------      ---------       --------

Operating expenses:
    Research and development ..............         2,697            985          6,692          2,815
    Sales and marketing ...................         3,553          3,136         11,190          8,595
    General and administrative ............         1,974            576          4,020          1,690
    Mergers and acquisitions ..............          --             --             --            3,560
    Amortization of intangibles ...........        17,652           --           44,755           --
    In-process research and development ...          --             --            4,503
    Stock-based compensation expense ......           423          1,021          1,770          3,427
    Goodwill impairment charge.............       110,000           --          110,000           --
                                                ---------       --------      ---------       --------
       Total operating expenses ...........       136,299          5,718        182,930         20,087

                                                ---------       --------      ---------       --------
Loss from operations ......................      (136,342)        (1,794)      (166,871)       (10,227)
Other income (expense) ....................           243            502            993            746
                                                ---------       --------      ---------       --------
Net loss ..................................     $(136,099)      $ (1,292)     $(165,878)      $ (9,481)
                                                =========       ========      =========       ========
Net loss per share, basic and diluted .....     $   (4.69)      $  (0.06)     $   (6.07)      $  (0.67)
                                                =========       ========      =========       ========
Shares used in computing net loss per
    share, basic and diluted ..............        29,039         23,171         27,331         14,183
                                                =========       ========      =========       ========


See accompanying notes to the condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                NINE MONTHS ENDED
                                                                             -----------------------
                                                                              DEC 30,        DEC 31,
                                                                               2000           1999
                                                                             --------       --------
Cash flows from operating activities:
  Net loss ............................................................     $(165,878)      $ (9,481)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Write-off of purchased in-process research and development .......         4,503
     Goodwill impairment charge........................................       110,000           --
     Depreciation and amortization ....................................        45,446            342
     Provision for sales returns and doubtful accounts ................           224            155
     Amortization of discount on line of credit .......................          --                7
     Stock-based compensation expense .................................         1,770          3,427
     Changes in operating assets and liabilities:
       Accounts receivable ............................................          (818)        (2,500)
       Prepaid expenses and other current assets ......................          (292)          (354)
       Notes receivable ...............................................          --             (783)
       Other assets ...................................................            68             75
       Accounts payable ...............................................          (479)           612
       Accrued liabilities ............................................         1,589          1,513
       Accrued liabilities, merger ....................................        (2,849)           598
       Deferred revenue ...............................................           983          1,529
                                                                            ---------       --------
          Net cash used in operating activities .......................        (5,733)        (4,860)
                                                                            ---------       --------
Cash flows from investing activities:
       Acquisition of property and equipment ..........................        (1,802)        (1,275)
       Acquisitions of Infocharger and Pilot, net of cash acquired ....        (4,964)          --
                                                                            ---------       --------
          Net cash used in investing activities .......................        (6,766)        (1,275)
                                                                            ---------       --------
Cash flows from financing activities:
       Proceeds from initial public offering, net of issuance costs ...          --           40,815
       Proceeds from equipment loan ...................................          --              602
       Proceeds from stock options and warrants exercised .............           911            694
       Proceeds from employee stock purchase plan program .............           771           --
       Proceeds from short-term debt...................................         2,000           --
       Repurchase of common stock .....................................          (247)          --
       Repayment of equipment loan ....................................          (186)          (907)
       Repayment of line of credit ....................................        (1,450)          --
                                                                            ---------       --------
          Net cash provided by financing activities ...................         1,799         41,204
                                                                            ---------       --------
Effect of foreign exchange rate changes on cash .......................          (337)          --
                                                                            ---------       --------
Net increase (decrease) in cash and cash equivalents ..................       (11,037)        35,069
Cash and cash equivalents at beginning of period ......................        31,754          2,862
                                                                            ---------       --------
Cash and cash equivalents at end of period ............................     $  20,717       $ 37,931
                                                                            =========       ========
Supplemental disclosure of cash flow information:
  Interest paid .......................................................      $     40       $     42
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

NOTE 2 - Fiscal Periods

Beginning October 2000, we have adopted fiscal accounting and reporting periods with a year including 52 weeks ending nearest to March 31st. Our fiscal quarter ended December 30, 2000 consists of a 13 week period.

NOTE 3 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common and potential common shares outstanding during the period. However, as we generated net losses in all periods presented, potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are not included in diluted net loss per share because such shares are anti-dilutive.

Net loss per share for the three and nine months ended December 31, 1999 does not include the effect of approximately 1,894,800 stock options outstanding and approximately 20,000 common stock warrants outstanding, because their effects are anti-dilutive.

Net loss per share for the three and nine months ended December 30, 2000 does not include the effect of approximately 4,189,253 stock options outstanding, because their effects are anti-dilutive.

A reconciliation of shares used in the calculation of net loss per share follows:

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 DEC 30,        DEC 31,       DEC 30,         DEC 31,
(IN THOUSANDS)                                                    2000           1999          2000            1999
                                                                --------       --------      ---------       --------
NET LOSS PER SHARE, BASIC AND DILUTED:
  Net loss ...............................................     $(136,099)      $ (1,292)     $(165,878)      $ (9,481)
                                                               =========       ========      =========       ========
  Basic and diluted:
  Weighted average shares of common stock outstanding ....        30,365         25,097         28,890         25,097
  Less: Weighted average shares subject to repurchase ....        (1,326)        (1,877)        (1,559)        (1,877)
                                                               ---------       --------     ----------       --------
  Weighted average shares used in computing basic
  and diluted net loss per common share ..................        29,039         23,220         27,331         23,220
                                                               =========       ========      =========      =========
  Net loss per share, basic and diluted...................     $   (4.69)      $  (0.06)     $   (6.07)      $  (0.41)
                                                               =========       ========      =========     ==========

NOTE 4 - EQUITY TRANSACTIONS

For the three and nine months ended December 31, 1999, we recorded unearned stock-based compensation expense of $0 and $3,652,282, respectively. For the three and nine months ended December 30, 2000, we recorded unearned stock-based compensation expense of zero, for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options granted during that period. Amortization of unearned compensation recognized for the three and nine months ended December 31, 1999 was $1,021,213 and $3,427,908, respectively. Amortization of unearned compensation recognized for the three and nine months ended December 30, 2000 was $423,000 and $1,769,521, respectively.

During the three and nine months ended December 30, 2000, we granted options to purchase an aggregate of 558,700 and 3,211,703 shares of common stock pursuant to our stock option plans. Also 68,351 and 272,578 shares of common stock were exercised pursuant to our stock option plans.

NOTE 5 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows:

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                          --------------------      --------------------
                          DEC 30,      DEC 31,      DEC 30,      DEC 31,
                          -------      -------      -------      -------
(IN THOUSANDS)              2000         1999        2000         1999
                          -------      -------      -------      -------
United States ......      $   925      $ 3,986      $18,022      $ 9,988
Foreign ............        1,575          631        4,263        1,365
                          -------      -------      -------      -------
                          $ 2,500      $ 4,617      $22,285      $11,353
                          =======      =======      =======      =======

One customer accounted for more than 10% of revenue for the three months ended December 30, 2000 and no customer accounted for more than 10% of revenue for the three and nine months ended December 31, 1999 and the nine months ended December 30, 2000.

NOTE 6 - GOODWILL IMPAIRMENT CHARGE

During the third quarter ended December 30, 2000, the Company performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of NeoVista Software, Inc., Infocharger division of Tantau Software International, Inc. and Pilot Software, Inc., which the Company completed on January 14, July 18 and August 24, 2000, respectively. The Company's assessment was performed primarily due to the decline in its revenues in the third quarter ended December 30, 2000, the anticipated decline in its projected operating results due to the overall decline in the e-commerce industry and the significant decline in its stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded its market capitalization prior to the impairment charge. As a result of the review, the Company recorded a $110.0 million impairment charge to reduce its enterprise level goodwill. The charge was determined based upon its estimated discounted cash flows using a discount rate of 20%. The assumptions supporting its cash flows including the discount rate were determined using its best estimates. The remaining goodwill and identifiable intangibles balance of approximately $45.8 million will be amortized over the remaining useful life of approximately two years which the Company consider appropriate.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133, as amended, is effective for the Company's fiscal year ending March 2002. Accrue does not expect SFAS No. 133 to have a significant effect on its financial condition or results of operations.

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

OVERVIEW

Accrue Software was founded in 1996 and is headquartered in Fremont, California with regional sales offices throughout the US, and international offices in the United Kingdom, Canada, France, Germany and Singapore. Our products, Accrue Insight, Accrue Hit List and our analytics platforms which include Pilot, Decision Series, and InfoCharger are comprehensive solutions that we believe help Internet businesses increase the number of visitors to their respective websites, customer loyalty and online sales by collecting, storing, analyzing and reporting Web site activity data at a level of detail and accuracy that distinguishes our technology from others. We offer our products to customers for a license fee and also provide related maintenance services. In addition, we provide professional services to assist customers at every stage in their deployment of Accrue products, from identification of their specific business needs through enterprise integration and customization of e-business analysis reporting, to delivery of a rapid and effective implementation.

Substantially all of our product revenues through December 30, 2000 were attributable to licensing Accrue Insight, Accrue Hit List, Pilot and related products and support services. We anticipate that these products will continue to account for a substantial portion of our revenues for the foreseeable future. Consequently, a decline in the price of or demand for Accrue Insight, Accrue Hit List, Pilot or related products and services, or their failure to achieve broad market acceptance, would seriously harm our business, financial condition and results of operations.

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

We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 20% of our total revenue to date. We license our products to our customers primarily on a perpetual basis. We offer multiple pricing models including usage-based, server-based and CPU-based, allowing for additional revenue as a customer's e-business expands. Under these pricing methods customers are required to periodically report to us their usage and we bill them in accordance with the software license terms. With the introduction of Insight 6.0, we will introduce pricing based on number of CPU's deployed for running the software itself as opposed to number of CPU's monitoring the customer's Web site. This change in pricing basis will allow customers to directly manage their total cost of ownership of our product by determining what amount of CPU resources to allocate to our product. We also offer subscription-based pricing for Accrue Hit List. License fees for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are charged on a time-and-materials basis or a fixed-fee basis for package services.

RESULTS OF OPERATIONS

Revenue. Total revenue was $2.5 million and $22.3 million for the three and nine months ended December 30, 2000, respectively, a decrease of 46% from $4.6 million for the three months ended December 31, 1999 and an increase of 96% from $11.4 million for the nine months ended December 31, 1999. One customer accounted for more than 10% of revenue for the three months ended December 30, 2000, and no customer accounted for more than 10% of revenue for the three and nine months ended December 31, 1999 and the nine months ended December 30, 2000.

Software license revenue. Revenue from software licenses was $0.5 million for the three months ended December 30, 2000, a decrease of $3.2 million, or 87%, from $3.7 million for the three months ended December 31, 1999. For the nine months ended December 30, 2000, revenue from software licenses was $14.1 million, an increase of $5.1 million, or 56%, over $9.0 million for the nine months ended December 31, 1999. Software license revenue decreased during the three month period ended December 30, 2000 in comparison to the three months ended December 31, 1999, and in comparison to the three months ended September 30, 2000, due to lower than anticipated sales of our products as a result of a decline in purchases from e-commerce companies and an increase in our product sales cycle to enterprise customers. Software license revenue also decreased as a result of sales during the quarter involving a greater percentage of professional services causing us to defer the license revenue relating to these contracts which we will recognize over the period the services are rendered. For the period ended December 30, 2000, the amount of this deferred revenue was $0.7 million. We anticipate that we will be able to recognize this license revenue over the next two fiscal quarters. In addition, software license revenue decreased due to refunds of approximately $0.9 million to three customers due to our decision to permit these customers to return products in this quarter.

Maintenance and service revenue. Maintenance and service revenues were $2.0 million and $8.2 million for the three and nine months ended December 30, 2000, representing an increase of $1.0 million from $1.0 million and an increase of $5.9 million from $2.3 million from the corresponding periods in fiscal 2000. The $2.0 million of maintenance and service revenue for the three months ended December 30, 2000 represents a decrease of $1.3 million from $3.3 million for the three months ended September 30, 2000. The decrease in maintenance and service revenue for the three months ended December 30, 2000 in comparison to the three months ended September 30, 2000 is due to decline in volume of services completed. Year over year growth is primarily due to expanded service offerings and the inclusion of maintenance revenues related to our acquisition of Pilot Software, Inc. We expect that historical percentage growth rates of our maintenance and service revenue will not be sustainable in the future. Maintenance and service revenues depends on the continued ability of our customers to pay over time. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenues from e-commerce, we may not be able to sustain our historic levels of maintenance and service revenues in the future.

Cost of revenues. Cost of revenues consists of royalties paid to third parties and the salaries and related expenses for maintenance and service personnel. These costs were $2.5 million and $6.2 million, or 102% and 28% of revenue, respectively, for the three and nine months ended December 30, 2000. This compares to $0.7 million and $1.5 million, or 15% and 13%, respectively, of revenue in the corresponding periods in fiscal 2000. The increase of cost of revenues reflects primarily a substantial increase in maintenance and service personnel headcount.

Gross profit. Gross profit (loss) were (2%) and 72% of revenue for the three and nine months ended December 30, 2000, and 85% and 87% for the three and nine months ended December 31, 1999, respectively. In the future, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will increase as a percentage of total revenue. Maintenance and service revenue have lower gross margins than product revenue, as does the license of products through indirect channels.

Operating expenses. Total operating expenses were $136.3 million for the three months ended December 30, 2000, or 5,452% of revenues as compared to $5.7 million or 124% of revenues for the three months ended December 31, 1999. For the nine months ended December 30, 2000, total operating expenses were $182.9 million, or 821% of revenue, as compared to $20.1 million, or 177% of revenue for the nine months ended December 31, 1999. The increases in absolute dollars were largely due to increased salaries, commissions and related expenses associated with newly hired employees, merger related costs, goodwill impairment charge, and amortization of intangibles.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $2.7 million for the three months ended December 30, 2000, or 108% of revenue, as compared to $1.0 million, or 21% of revenue for the three months ended December 31, 1999. For the nine months ended December 30, 2000, research and development expenses were $6.7 million, or 30% of revenue, as compared to $2.8 million, or 25% of revenue for the nine months ended December 31, 1999. The increases were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product and services offerings. We believe that research and development expenses will increase in dollar amount but decrease as a percentage of total revenue in the future. Research and development expenditures are charged to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $3.6 million, or 142% of revenue, for the three months ended December 30, 2000, compared to $3.1 million, or 68% of revenue for the three months ended December 31, 1999. For the nine months ended December 30, 2000, sales and marketing expenses were $11.2 million, or 50% of revenue, as compared to $8.6 million, or 76% of revenue for the nine months ended December 31, 1999. The increases were primarily due to increased headcount, commission expense, and marketing expenditures in our sales and marketing departments. While sales and marketing expenses increased as a percentage of total revenue in the three months ended December 30, 2000 due to a decrease in our total revenue, we believe that sales and marketing expenses will increase in dollar amount but decrease as a percentage of total revenue in the future.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, business development, and other related administrative functions, as well as occupancy, legal, and accounting costs. General and administrative expenses were $2.0 million, or 79% of revenue, for the three months ended December 30, 2000, as compared to $0.6 million, or 12% of revenue for the three months ended December 31, 1999. For the nine months ended

December 30, 2000, general and administrative expenses were $4.0 million, or 18% of revenue, as compared to $1.7 million, or 15% of revenue for the nine months ended December 31, 1999. The increases were primarily the result of increased staffing and associated expenses necessary to manage and support our growth. We believe that general and administrative expenses may increase in dollar amounts as we incur additional expenses associated with operating as a public company. While general and administrative expenses increased as a percentage of total revenue in the three months ended December 30, 2000 due to a decrease in our total revenue, we believe that general and administrative expenses will decrease as a percentage of total revenue in the future.

Merger costs. During September 1999, we completed the acquisition of Marketwave Corporation through the issuance of Accrue common stock. The acquisition was accounted for using pooling of interest method. We incurred merger-related costs of $3.6 million, or 31% of revenue for the nine months ended December 31, 1999. These nonrecurring expenses related to transaction costs, employee termination and transaction costs, legal and accounting costs, write-off of equipment and other assets, and redundant facility and other costs.

Amortization of intangibles. Amortization of intangibles represents the amortization of goodwill and intangibles associated with the acquisitions of NeoVista Software, Inc., Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc., which were accounted for using purchase method. It is being amortized over the estimated useful life of three years. Amortization of intangibles charged to operations for the three and nine months ended December 30, 2000 were $17.7 million and $44.8 million, or 706% and 201% of revenue, respectively.

Goodwill impairment charge. During the third quarter ended December 30, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of NeoVista Software, Inc., Infocharger division of Tantau Software International, Inc. and Pilot Software, Inc., which we completed on January 14, July 18 and August 24, 2000, respectively. Our assessment was performed primarily due to the decline in our revenues in the third quarter ended December 30, 2000, the anticipated decline in our projected operating results due to the overall decline in the e-commerce industry and the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded our market capitalization prior to the impairment charge. As a result of our review, we recorded a $110.0 million impairment charge to reduce our enterprise level goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 20%. The assumptions supporting our cash flows including the discount rate were determined using our best estimates. The remaining goodwill and identifiable intangibles balance of approximately $45.8 million will be amortized over the remaining useful life of approximately two years which we consider appropriate.

In-process research and development. In-process research and development represents the associated costs of research and development projects that had not yet reached technological feasibility and had no alternative future uses at the date of acquisition. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects. We incurred a one-time charge of $4.5 million, or 20% of revenue for the nine months ended December 30, 2000, for in-process research and development associated with our acquisitions of the Infocharger division of Tantau Software International, Inc. and Pilot Software, Inc.

Regarding our purchases, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition as they relate to the value of purchased in-process research and development. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects and revenue and expense projections once the products have entered the market. There have been no product shipments to date from acquired technologies related to the in-process research and development, therefore, it is difficult to determine the accuracy of overall revenue projections early in the technology or product lifecycle. Failure to achieve the expected levels of revenue and net income from these products may negatively impact the return on investment expected at the time that the acquisition was completed.

Stock-based compensation. Total stock-based compensation expense of approximately $0.4 million and $1.8 million, or 17% and 8% of revenue were amortized for the three and nine months ended December 30, 2000, respectively. Total stock-based compensation of approximately $1.0 million and $3.4 million, or 22% and 30% of revenue were amortized for the three and nine months ended December 31, 1999, respectively. The remaining balance of $2.5 million will continue to be amortized over the vesting of the related options.

Other income (expense), net. Other income (expense), net consists of interest income, interest expense, other income and other expense. Other income (expense), net was $0.2 million and $1.0 million for the three and nine months ended December 30, 2000 and $0.5 million and $0.7 million for the three and nine months ended December 31, 1999. The increase for the nine months ended December 30, 2000 over the comparable period in 1999, is primarily due to interest income on proceeds invested from the funds raised in our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

Operating activities utilized cash of $5.7 million and $4.9 million for the nine months ended December 30, 2000 and December 31, 1999, respectively. Cash used for operating activities during the nine months ended December 30, 2000 resulted primarily from our net loss of $165.9 million, an increase in accounts receivable of $0.8 million, a decrease in accrued liabilities related to mergers and acquisitions of $2.8 million, a decrease in accounts payable of $0.5 million, offset by depreciation and amortization expenses of $45.4 million, stock-based compensation expense of $1.8 million, write-off of purchased in-process research and development expense of $4.5 million, impairment in goodwill of $110.0 million and an increase in accrued liabilities and deferred revenue of $2.6 million. Three accounts receivable balances related to charges for additional CPU's totaling $1.8 million are past due and the customers are disputing the amounts. We believe that under the terms of the customers' contracts the amounts are due and are pursuing all remedies available to them to recover these receivables.

Investing activities utilized cash of $6.8 million and $1.3 million for the nine months ended December 30, 2000 and December 31, 1999, respectively. Cash used by investing activities during the nine months ended December 30, 2000 was primarily attributable to the cash of $5.0 million paid for our acquisition of the Infocharger Division of Tantau Software International, Inc. and $1.8 million paid for purchases of property and equipment.

Financing activities provided cash of $1.8 million and $41.2 million during the nine months ended December 30, 2000 and December 31, 1999, respectively. The fiscal 2001 activity consists primarily of proceeds from stock options exercised, proceeds from employee stock purchase plan programs, proceeds from short-term debt, net against repayment of line of credit, repurchase of common stock and treasury stock issuance and repayment of an equipment loan. The overall net decrease of $11.0 million in cash during the nine months ended December 30, 2000 also includes a decrease in cash of $0.3 million as the effect of foreign exchange rate changes on cash.

We have moved a $2.0 million working capital line of credit from Comerica Bank to Silicon Valley Bank. The Comerica Bank line of credit was drawn down by Pilot Software, Inc. prior to our acquisition. Prior to drawing $2.0 million under the Silicon Valley Bank line of credit, we repaid the Comerica Bank $1.45 million line of credit. The Silicon Valley Bank line of credit will expire in June 2001. The interest expense is payable monthly.

We expect to experience a short term decrease in cash resources as a result of our reduction in projected revenue and subsequent collection. We anticipate that our operating expenses, as well as planned capital expenditures, will continue to constitute a material use of our cash resources. We believe that our cash and cash equivalents and funds generated from operations will provide adequate liquidity to meet our normal operating requirements for at least the next nine months. In the event additional financing is required, we may not be able to raise it on acceptable terms.

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

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We have reviewed the bulletin and believe that our current revenue recognition policy is consistent with the guidance of SAB No. 101.

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

As of December 30, 2000, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

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

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE OUR
BUSINESS

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 1998, 1999 and 2000, we generated $2.0 million, $4.7 million and $18.9 million in revenue, respectively. For the nine months ended December 2000, we generated $22.3 million in revenue. Thus, we have a limited operating history, making it difficult to evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful.

WE HAVE INCURRED SUBSTANTIAL LOSSES

We have not achieved profitability. We incurred net losses of $4.2 million for the fiscal year ended March 31, 1998, $7.6 million for the fiscal year ended March 31, 1999, $21.1 million for the fiscal year ended March 31, 2000, and $165.8 million for the nine months ended December 30, 2000. As of December 30, 2000, we had an accumulated deficit of $200.7 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

WE EXPECT OPERATING EXPENSES TO INCREASE IN THE LONGER TERM, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY

As we grow our business we expect operating expenses to increase significantly in the longer term, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, we expect to incur additional costs and expenses related to:

     o    the expansion of our sales force and distribution channels;

     o    the expansion of our product and services offerings;

     o    development of relationships with strategic business partners;

     o    the expansion of management and infrastructure; and

     o    brand development, marketing and other promotional activities.

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

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, particularly as a result of the risks we describe in this section. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. For example, our operating results for the quarter ended December 30, 2000 were below analysts' expectations.

THE LOSS OF KEY MANAGEMENT PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT

Our success depends largely upon the continued services of our key management and technical personnel, the loss of which could seriously harm our business. In particular, we rely on Greg Walker, our Chief Financial Officer and Interim Chief Executive Officer, Bob Page, Chief Technical Officer, and Tom Lefort, Vice President of Product Development. Messrs. Walker, Page and Lefort do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees.

WE FACE INTENSE COMPETITION WHICH COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS NOW AND IN THE FUTURE

The market for e-business analysis solutions is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Our principal competitors today include:

     o vendors of software that target e-business customer data collection and analysis markets such as Macromedia, net.Genesis Corporation, WebTrends Corporation, Broadbase Software, Inc. and E.piphany, Inc.;

     o developers of software that address only certain technology components of our products;

     o    asp vendors such as Coremetrics, Inc. and Primary Knowledge, Inc.;

     o providers of business intelligence tools, such as Hyperion Solutions, Corp., Microstrategy Inc., Business Objects S. A. and Informatica Corp.;

     o traditional CRM vendors, such as Siebel Systems, Inc., Nortel Networks, Inc. and PeopleSoft USA, Inc.; and

     o    in-house development efforts by potential customers or partners.

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

IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN E-COMMERCE TECHNOLOGY, OUR PRODUCT REVENUE COULD DECLINE

The market for our products is characterized by rapid technological change, frequent new product introductions, Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. In developing our products, we have made, and will continue to make, assumptions with respect to which standards will be adopted by the industry, our customers and competitors, and the level of features and complexity that our customers may require. If the standards adopted are different from those, which we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. Similarly, if our products do not meet customer requirements for features and functionality, our business will be seriously harmed. In addition, we may be required to make significant expenditures to adapt our products to changing or emerging technologies. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. E-business analysis technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could harm our business, operating results and financial condition.

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION IN THE FUTURE WOULD LIMIT OUR GROWTH

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently restructured our direct sales force and plan to hire additional sales personnel. As of January 31, 2001, our direct sales and support organization consisted of 24 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel.

WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES ORGANIZATION, WHICH COULD NEGATIVELY AFFECT BOTH OUR OPERATING RESULTS AND OUR ABILITY TO ASSIST OUR CUSTOMERS WITH THE IMPLEMENTATION OF OUR PRODUCTS

Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their e-business analysis solutions. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate third-party resellers on how to use and distribute our products. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of customers grows. We generally bill our clients for our services on a fixed-price basis; however, from time to time we bill our clients on a time-and-materials basis. Failure to estimate accurately the resources and time required for an engagement, to manage our customers' expectations effectively regarding the scope of services to be delivered for an estimated price or to complete fixed-price engagements within budget, on time and to the customer's satisfaction could expose us to risks associated with cost overruns, and in some cases, penalties, and may harm our business. Although we plan to expand our services in order to address our customers' needs, we cannot be certain that we will be able to expand our professional services organization to meet customer requirements.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

Licenses and services sold to clients located outside the United States for the three and nine months ended December 30, 2000 were 63% and 19% of our total revenue, respectively, and 14% and 12% of our revenue, respectively, for the three and nine months ended December 31, 1999. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful.

Continued expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. As of December 30, 2000, we had non-exclusive alliances with Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, and Itochu Techno-Science Corporation for distribution of our products in Japan, and a number of value added resellers and distributors for distribution of our products in Europe and Latin America. These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot be certain that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

     o protectionist laws and business practices that favor local competition;

     o    difficulties and costs of staffing and managing foreign operations;

     o    dependence on local vendors;

     o    multiple, conflicting and changing governmental laws and regulations;

     o    longer sales and collection cycles;

     o    foreign currency exchange rate fluctuations;

     o    political and economic instability;

     o    reduced protection for intellectual property rights in some countries;

     o    seasonal reductions in business activity; and

     o    expenses associated with localizing products for foreign countries.

If we fail to address these risks adequately our business may be seriously harmed.

OUR VARIED SALES CYCLES MAKE IT DIFFICULT TO BUDGET AND FORECAST OUR OPERATING RESULTS

We have varied sales cycles because we generally need to educate potential customers regarding the use and benefits of our product applications. The stability of our sales cycle continues to evolve as our products and markets mature. We have experienced an expansion in our sales cycle due to a greater mix of products sold to enterprise companies as opposed to e-commerce companies. Our sales cycles make it difficult to predict the quarter in which sales may fall and to budget and forecast operating results. In addition, a significant portion of our sales fall within the last month of a quarter, making it difficult to predict revenue until late in the quarter and to adjust expenses accordingly.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY SMALL DELAYS IN CUSTOMER ORDERS OR PRODUCT INSTALLATIONS

Small delays in customer orders can cause significant variability in our license revenue and operating results for any particular period. We derive a substantial portion of our revenue from the sale of software products and related services. Our revenue recognition policy requires us to deliver the software prior to recognizing any revenue for the product and to substantially complete the implementation of our product before we can recognize service revenue. On certain products we may defer license and service revenue until we have completed the installation of the product. Any end of quarter delays in orders for delivery or product installation schedules could harm operating results for that quarter.

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED

Our success is dependent on the continued growth of our customer base and the retention of our customers. For the fiscal year ended March 31, 1999 and 2000, approximately 15 - 20% and 25 - 30% of our revenue, respectively, was derived from sales of products and services to existing customers. For the three and nine months ended December 30, 2000, approximately 92% and 46%, respectively, of our revenue was derived from sales of products and services to existing customers. We expect to continue to derive a significant amount of revenue from our existing customers. If we fail to generate repeat and expanded business from our current and future customers, particularly from maintenance contract renewals, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a license for our products and services for installation on a limited number of servers. If an installation is successful, the customer may purchase additional licenses to expand the use of our products in its organization, license additional products and services from us, or renew maintenance fees.

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

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In addition to the technology we have developed internally, we also use code libraries developed and maintained by third parties and have acquired or licensed technologies from other companies. Our internally developed technology, the code libraries, or the technology we acquired or licensed may infringe a third party's intellectual property rights who may bring claims against us alleging infringement of their intellectual property rights. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are not currently involved in any intellectual property litigation. However, as the number of entrants into our market increases, the possibility of an intellectual property claim against us grows and we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights, would likely be time-consuming and expensive to defend and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

     o cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

     o obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and/or

     o redesign those products or services that incorporate infringing technology.

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

We may acquire technologies or companies in the future. Entering into an acquisition entails many risks of any which could materially harm our business, including:

     o    diversion of management's attention from other business concerns;

     o failure to assimilate the acquired company with our pre-existing business;

     o potential loss of key employees from either our pre-existing business or the acquired business;

     o dilution of our existing stockholders as a result of issuing equity securities; and

     o    assumption of liabilities of the acquired company.

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

BECAUSE ACCRUE'S OFFICERS AND DIRECTORS OWN APPROXIMATELY 14% OF THE OUTSTANDING COMMON STOCK, INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDER DECISIONS

As of December 30, 2000, our officers and directors beneficially owned approximately 14% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions which you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

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

THE MARKET PRICE FOR OUR COMMON STOCK, LIKE OTHER TECHNOLOGY STOCKS, MAY BE VOLATILE

The stock markets have, in general, and with respect to Internet companies in particular, recently experienced extreme stock price and volume volatility, resulting in significant decreases in companies' stock prices. The decreases in stock prices for many companies in the technology and emerging growth sector have often been unrelated to the operating performance of these companies in many cases. Fluctuations such as these have affected the market price of our common stock. Our common stock is trading at level significantly below its historic levels, and there can be no assurance that our stock price will increase significantly in the foreseeable future. In addition, if we fail to address any of the risks described in this section, the market price for our common stock, and consequently, the value of your investment, could decline further.

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

We expect the net proceeds from our public offering in August 1999, cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next nine months following December 30, 2000. Accordingly, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution particularly as a result of our lower stock price, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants which restrict our operations. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could harm our business, operating results and financial condition.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of February 2, 2001, we had 30,350,413 shares of common stock outstanding. 4,485,000 shares of our common stock, including the underwriter's option to purchase additional shares which was exercised in full, were registered in connection with the initial public offering of our common stock. Of the 3,225,261 shares of our common stock issued to the stockholders of Marketwave Corporation in connection with our acquisition of that company, 1,088,309 shares are registered on a registration statement on Form S-3 declared effective on December 14, 2000. 1,666,667 shares of our common stock were issued to Tantau Software, Inc. in connection with our purchase of certain assets from Tantau and its wholly owned subsidiary, Tantau Software International, Inc., and registered pursuant to a registration statement on Form S-3/A declared effective by the Securities and Exchange Commission on December 14, 2000. 974,273 shares of our common stock were issued to Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc., and registered pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 14, 2000. The foregoing shares issued to the Marketwave, Tantau and Aviator shareholders, may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our "affiliates" as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 22,136,164 shares of common stock outstanding are "restricted securities" as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 11,274,407 shares of our common stock under our existing stock option and employee stock purchase plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999 and December 30, 2000, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

FOREIGN CURRENCY RISK

Although we have foreign sales offices in Europe and Asia, to date, our exposure to foreign currency rate fluctuations has not been significant. International sales are transacted in U.S. dollars and operating expenses of foreign offices are funded from time to time in U.S. dollars. However, as we continue to increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

To date, we do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 1999, Execplan Sistemas Executivos LTDA, a Brazilian based software distributor, filed a complaint against Pilot Software, Inc., which we subsequently acquired in September 2000, alleging breach of a Distribution Agreement by Pilot and seeking damages of $15 million. Pilot filed an answer and counterclaim denying plaintiff's claims, alleging proper termination of the Distribution Agreement and alleging breach of the Distribution Agreement by claimant. Pursuant to the arbitration provision of the Distribution Agreement, the parties have each selected an aribitrator and are in the process of choosing a third arbitrator. Together, the three arbitrators will decide the matter. Discovery has not yet been conducted and a date for arbitration has not yet been established. However, we believe the claim is without merit.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

a.   Not applicable

b.   Not applicable

c. Securities sold during the quarter ended December 30, 2000 that were not registered under the Securities Act.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

In January 2001, Richard Kreysar stepped down as President and Chief Executive Officer of the Company and Greg Walker, our Vice President and Chief Financial Officer, was named to serve as Interim Chief Executive Officer while we complete a search for a new CEO. Also, on December 31, 2000, Brooke Seawell resigned from the Board of Directors and the Board elected Jonathan Nelson, former Chief Executive Officer of Organic Online, Inc. who previously served as our Chairman of the Board until late 1999, to replace him.

In January 2001, we commenced some reorganization changes which included a reduction in head count of 35 employees representing approximately 20% of our work force in order to reduce our operating expenses in the short term.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   The following exhibits are attached hereto:

     None.

b. A current report on Form 8-K was filed with the Securities and Exchange Commission by us on October 27, 2000 to announce our financial results for the three and six months periods ended September 30, 2000, and to clarify reported earnings and related matters.

     A current report on Form 8-K was filed with the Securities and Exchange Commission by us on November 21, 2000 to report unaudited pro-forma combined financial data for the six months ended September 30, 2000 that present the effect of our acquisition of specific assets of the Infocharger division of Tantau Software, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ACCRUE SOFTWARE, INC.

                                  By: /s/ GREGORY C. WALKER
                                      ----------------------------------
                                      GREGORY C. WALKER
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL ACCOUNTING AND FINANCE OFFICER)

Date: February 13, 2001