Form 10-K
period 2001-03-31
ACCRUE SOFTWARE INC
filed 2001-06-29
CIK 1087243

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

                       FOR THE YEAR ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported by the NASDAQ Stock Market) on May 31, 2001 was $23,053,700. This amount excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock. The number of shares of common stock, $0.001 par value per share, outstanding at May 31, 2001 was 30,271,292.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                                  FORM 10-K REFERENCE
                         ---------                                  -------------------
Portions of the Proxy Statement for the registrant's 2000
  Annual Meeting of Stockholders are incorporated by
  reference into Part III of this Form 10-K.................  Items 11, 12 and 13 of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the "Risk Factors" section under
Item 1 of this Report for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors

                             ACCRUE SOFTWARE, INC.

                           ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    21
Item 3.   Legal Proceedings...........................................    21
Item 4.   Submission of Matters to a Vote of Security Holders.........    22

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    23
Item 6.   Selected Financial Data.....................................    25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    25
Item 7A.  Quantitative and Qualitative Disclosure About Market
          Risks.......................................................    32
Item 8.   Consolidated Financial Statements...........................    34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    54

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    54
Item 11.  Executive Compensation......................................    57
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    57
Item 13.  Certain Relationships and Related Transactions..............    57

PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
          8-K.........................................................    57
SIGNATURES............................................................    60

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Accrue Software is a leading provider of enterprise-level e-business analysis solutions that help companies understand, predict, and respond to online customer behavior. Our products enable business decision makers to address critical marketing and merchandising initiatives concerning the effectiveness of their Web sites. These initiatives encourage visitors to stay longer, buy more, and come back more often. Accrue products collect, process, store, analyze, and report on e-business data at a level of detail and accuracy that we believe distinguishes our solutions from all others. As a result, we believe Accrue solutions are the most scalable ones available, built to handle the ever-expanding amounts of data and the increasingly complex e-business infrastructures of our customers.

     While merchandising managers traditionally have always depended on analysis of marketing metrics like campaign effectiveness, shopping patterns, or price elasticity, the quantity of that data has increased dramatically as the information age has extended the number of methods of and reach for marketing communications. Furthermore, conducting traditional marketing analysis has become even more complicated as the growth of the Web, personal digital assistants, and wireless products further compound the complexity of collecting and analyzing valuable merchandising information. As a result, businesses are demanding analysis that provides a measure of return on investment for their e-business initiatives. We believe Accrue is the only company that delivers an integrated solution addressing all of these requirements through our detailed, flexible, robust and easy-to-use approach to e-business analysis.

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

  The Need for e-business Analysis

     With the meteoric rise of the Internet and its subsequent acceptance as an alternative communication and sales channel, virtually every business has migrated some of its activity to e-business platforms. In the race to create an online presence, however, most organizations adopted operational technologies to make online communications more efficient, but they had little, if any, ability to determine the effectiveness of these initiatives. After implementing Internet initiatives, both migrating and new Web-based businesses are demanding data that provides a measure of the return on their investment in such initiatives. This return is ultimately expressed in terms of increased customer traffic, loyalty, and sales through their Web sites. With Internet activity rates high and growing rapidly, advanced technologies are required to enable the type of sophisticated merchandising and marketing analysis marketing and merchandising managers have grown to depend on in their traditional businesses.

     Comprehensive e-business analysis solutions must be able to:

     - handle large traffic volumes and scale to handle the exponential growth expected on successful Web sites;

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

     Despite the critical need for comprehensive, scalable and easy-to-use e-business analysis solutions, we believe that only Accrue delivers an integrated solution that addresses all of these competitive requirements. Although there are many options available to e-businesses that will provide some insight into their online presence, most fail to provide the comprehensive e-business analysis demanded by the most complex and highest volume businesses. For example, clickstream analysis tools that simply track the Web pages that visitors click on by sorting and counting log files, fail to reflect all of the visitor's interactions during a Web site visit. Traditional business intelligence tools, known as online analytical processing (OLAP), cannot access detailed Web experience data, such as timing, resets and navigation flows of visitors through the Web site. OLAP products also lack Web modeling capabilities, such as those required to configure global Web networks and define Web sites, including pages and hits. Some businesses have developed special purpose applications -- either internally or through third parties -- for tracking and evaluating Web traffic, but they are limited in functionality and expensive to maintain.

THE ACCRUE SOLUTION

     Our products provide a comprehensive, scalable, e-business analysis solution that allows organizations to evaluate the effectiveness of their e-business initiatives. Accrue products provide detailed Web site traffic information and visitor activity data in a format and with a level of accuracy that facilitates strategic merchandising and marketing decisions. Web site managers and marketers can analyze this rich data to make merchandising and marketing decisions that maximize revenue, new buyers and customer loyalty. We also provide professional services to assist customers at every stage of our products' deployment, from identification of specific business needs through enterprise integration and customization of e-business analysis reporting, to delivering a rapid and effective implementation. We believe customers can utilize Accrue products to obtain the following results:

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

     Our solution provides the following enterprise-class e-business analysis features:

     Detailed Collection of Customer Experiences. The data about customers' experiences on a Web site is the backbone of true customer relationship management. The most common method of collecting this data is through the log files generated by Web and application servers. However, these logs focus on the content that was displayed and, as such, omit details about the customers' experience on the site. The most precise way to analyze Web traffic is to collect data directly from the network by deciphering the content of, and indicators embedded in, data packets as they move across the network. This network collection is often informally referred to as "packet sniffing" and it allows our customers to separate potential problems in their content from problems with the delivery of their content. Accrue solutions support data collected from the widest variety of sources, including Web and application server log files, network collectors, Web server plug-ins, and links to third party data sources such as advertising servers.

     Scalable and Flexible Processing. To enable effective e-business analysis, companies must be able to effectively process the data collected from their e-business infrastructure. Accrue products are designed to scale effectively across Web sites with the following characteristics:

     - Data volumes of hundreds of millions of events per day;

     - Infrastructure with hundreds of Web servers supporting over 2,000 Web sites;

     - Generation of thousands of unique reports per day;

     - Storage of hundreds of gigabytes of historical activity data; and

     - Complex, globally distributed content.

Our solutions are designed to accommodate enterprise standards, corporate rules, and dynamically changing businesses. They easily integrate into companies' existing information systems and merge existing corporate customer and transaction data with Web site visitor data, thereby extending organizations' e-business analysis capabilities.

     Comprehensive and Interactive Analysis. Accrue solutions provide powerful, easy to use, analysis capabilities through online analytical processing, advanced data mining, and flexible report generation. An interactive Web-based interface allows users to select pre-defined reports with date ranges and filters, or to generate new analyses with a customized interface. Our software performs complex queries and substantial post-processing to generate targeted reports. These reports display the results of quantitative analysis, showing counters, averages and trends of a wide variety of Web site visitor, content and navigation activity. All reports can be scheduled for daily, weekly or monthly execution and emailed to a select corporate-wide distribution list as both a hypertext markup language (HTML) page and spreadsheet-ready format for additional processing.

     In addition, Accrue provides special purpose visualization and analysis solutions to support the unique needs of e-business merchandising decision makers. For example, Accrue path analysis aids in the understanding of visitors' paths through Web sites, including where they came from, what they looked at, and where they went. This provides a graphical view of customers' visits, illustrating the following:

     - Referring Web site links, such as ad banners, affiliate sites or search engines;

     - Content viewed and sequence of interaction; and

     - Paths taken from browsing to buying.

ACCRUE STRATEGY

     Our objective is to extend our position as a leading provider of enterprise-class e-business analysis software. To achieve this objective, our strategy includes the following key elements:

     Extend Leadership in Enterprise e-business Analysis. As a result of our advanced collection, processing, and analysis technologies, our unparalleled expertise in deriving meaning out of e-business data, and our broad base of global customers across multiple industries, we believe that we are a leading provider of enterprise e-business analysis products and services. We plan to extend this leadership by continuing to enhance the analysis capabilities of our products in connection with e-commerce, sales, marketing, advertising and Web site design. As managers of e-business units develop new requirements and confront new questions, we plan to anticipate and respond to those needs. We intend to do this through internal product development and, as appropriate, corporate partnering and acquisitions. We also intend to offer our customers consulting services to help them analyze collected data to make more effective Web marketing and merchandising decisions.

     Maintain Technological Leadership in e-business Analysis. Our solutions are based on advanced proprietary technologies that provide the basis for our leading high-end e-business analysis software. For example, our solution utilizes non-intrusive, network-based measurement technology as the primary mechanism for collection of a visitor's activity and experience on the Web. In combination with our robust data warehouse architecture, we believe our technology has allowed us to develop the most detailed, accurate and scalable commercial product currently available in our market. Our solution is capable of successfully collecting, processing, and analyzing data generated by complex, multi-server Web sites that serve hundreds of thousands of events per day. To maintain our technological leadership, we plan to continue to invest in research and development in both our e-business analysis solution and the underlying technologies. If necessary, we will also incorporate additional industry-leading components into our software through in-licensing of applicable technology or through other strategic arrangements.

     Leverage and Expand Blue Chip Customer Base. We currently provide our software and services to more than 600 leading companies across numerous industries, including publishing/media/entertainment, multi-channel commerce, and financial services. Our customers frequently purchase additional software and services from us as they experience increases in Web site traffic, higher levels of complexity in the scope of their e-business activities, and more sophisticated needs for internal merchandising and marketing analysis. Our customer base also provides an accessible market for our newly developed or acquired products and services.

     Develop e-business Analysis Platform. Through the use of our software, our customers collect comprehensive information on visitor activities and experiences on their Web site. In many cases, our customers want to leverage that information by using it in business software applications provided by other third party vendors. For example, we intend to offer our customers expanded capabilities to contribute their Web site activity data in combination with customer relationship applications, such as those provided by Siebel Systems, Inc., supply chain management applications such as i2 Technologies, and traditional business intelligence tools, such as those provided by MicroStrategy, Inc. We believe attractive incremental product and service revenue opportunities exist for Accrue in helping our customers leverage the data our products generate.

     Expand Sales and Distribution Channels. We intend to address a broader market for our products by increasing the use of systems integrators and distributors to complement our direct selling efforts. These partners will be chosen carefully, with regard to vertical and geographic focus, as we will invest heavily in the education of each partner. In addition, we believe that international markets represent a significant market for our products and services and have established an early marketing, sales and support presence in selected international markets, including targeted European and Asian countries, to enhance our long-term competitive advantage in these regions. When appropriate, we will implement localized versions of our applications.

     Continue Developing Strategic Alliances. We intend to continue developing alliances with leading strategic platform providers, e-business application providers, interactive agencies and Web hosting organizations, solution providers, and business process applications vendors. We believe that these partnerships will accelerate market penetration of our software by providing additional marketing and distribution channels for our applications. We believe that these alliances could also promote new revenue opportunities, such as partnered consulting service fees generated by our cooperation with partners to help customers analyze collected data to make e-business decisions.

     Pursue Strategic Acquisitions. In calendar year 2000, we completed three technology acquisitions designed to enhance our position in the enterprise e-business analysis software market. First, in January 2000, we acquired NeoVista Software, Inc, a provider of retail data mining applications that allow companies to proactively make business decisions based on likely future events. In July 2000, we acquired the InfoCharger parallel processing engine from Tantau Software, Inc. while in September 2000 we added Pilot Software, Inc., the leading provider of hybrid online analytical processing (OLAP) technology. Although we have no present commitments or agreements regarding any further acquisitions, we believe that there are many acquisition candidates that could enhance our position in the market.

PRODUCTS AND SERVICES

  Accrue Insight

     Our flagship product, Accrue Insight, provides our customers with detailed information about visitors to their Web sites including the frequency of visits by each visitor, content effectiveness, the external site from which a visitor reached the Web site, the path taken by visitors within the Web site, time spent by visitors at the Web site, and specific page resets. Accrue Insight monitors traffic served from any Web server on all hardware platforms and is capable of providing information to address the following questions:

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

     Accrue Insight consists of our collectors, analyzer and warehouse combined with powerful reporting and access options within an integrated system architecture:

     Collector. Our network collector software sits passively in the customer's network configuration of Web servers, routers, switches and load balancing products, and counts and records all click streams comprising visitor activity to the customer's Web site. The network collector runs on the Sun Solaris 2.6 platforms, and is installed outside of the customer's firewall to achieve non-invasive functionality. Optionally, Accrue Insight can also acquire data from a wide range of Web and application server log files, Web server plug-ins, and links to third party data sources.

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

     Warehouse. Data that is processed by our analyzer is optimized for bulk loading into our high-speed data warehouse. Our data warehouse enables automated and efficient data management, including storage, consolidation and archiving, batch reporting and interactive data mining. Our data warehouse runs on the Sun Solaris 2.6 operating system platform. We currently employ database technology from Informix Software, Inc. or Oracle Software, Inc. to maintain data stored in our data warehouse.

     Reporting. Report Wizard is our software tool that allows customers to design customized reports displaying data extracted from the data warehouse. The reports can be saved, exported to spreadsheet programs like Microsoft Excel, scheduled for automatic generation and delivery at a later time via email, or posted to a restricted-access Web page. MyAccrue is our report personalization software which allows end-users to design either standard or customized reports which are automatically updated and distributed as scheduled on a daily, weekly or monthly basis, via email to the end-user.

     Pricing of Accrue Insight is determined by total number of CPUs contained in the servers of the Web sites a customer wishes to analyze. Annual maintenance fees (which include product upgrades) are priced as a percentage of the list license fee. Additional services are billed either on a fixed-fee or time-and-materials basis.

  Accrue Hit List

     Accrue Hit List, our mid-tier Microsoft Windows NT offering, provides customers with similar functionality to Accrue Insight for sites with smaller deployments and basic merchandising questions. We acquired this product in connection with our acquisition of Marketwave Corporation in September 1999.

  Accrue G2

     For much of fiscal year 2001, we were developing our next generation e-business analysis offering and announced its availability in May 2001. This offering, Accrue G2, integrates the three technology acquisitions completed during 2000, capitalizes on the Hit List and Insight code bases, leverages our market experience, and contains feedback from hundreds of customers. Accrue G2 is designed to extend our leadership in the enterprise e-business analysis market by providing:

     - Rapid return on investment:

       Once configured, Accrue G2 allows our customers the immediate ability to assess the relationship between their Web site activity and visitor response to that site, which enables our customers to make more informed business decisions;

     - Integration into existing operational processes:

       Accrue G2 allows a wide range of flexibility in data integration, custom transformations, compression of detail, and reporting to match business requirements;

     - Sustained support of needs as business grows:

       Accrue G2 is an advanced platform that preserves e-business investment by scaling for increases in both capacity and complexity of analysis.

  Professional Services and Customer Support

     Technical Support. We provide technical support to our customers through telephone, email, our Web site, and on-site training. Support is available at multiple service levels and response times designed to fit the customer's individual needs. Our Web site includes an online bulletin board for our customers to share ideas and questions and it provides access to information on historical trouble-shooting cases.

     Training. We offer frequent training sessions at the introductory and advanced levels for both system administration and end users. These classes are typically held at an Accrue office but are available at the customer site by special arrangement. We also offer periodic online education classes, called Tips & Techniques.

     Consulting. We offer consulting services to customers on either a fixed-fee or time-and-materials basis. Some of our current consulting services and applicable fees include the following:

     - Implementation Services -- Accrue provides a comprehensive implementation service to ensure maximum return on investment for the client. The Accrue project manager works with the client to develop a detailed project plan, recommendations for site configuration, and recommendations for reporting and analysis. The service is provided in three phases:

          1. The analysis phase includes project initiation, analysis and recommendations for optimal site definition, and reporting requirements.

          2. The installation and training phase includes the installation and configuration of Accrue Insight, and system administration training.

          3. The filter and report setup phase includes batch report creation, filter setup, and configuration of the user profiles.

     - Application Bridges and Module Implementation -- Accrue provides planning and implementation services to integrate data from leading e-business infrastructure applications including Art Technology Group, BEA Systems, BroadVision, DoubleClick and Vignette. Accrue also provides implementation services to use this integrated data within the layered application modules: Campaign, Content, Commerce, and Affiliate.

     - Custom Data Integration and Reporting -- Accrue provides integration of data from a separate customer database into the database created by Accrue Insight, billed at a daily rate.

We have also established a number of alliances with solution providers to supplement our internal service capacity to customers as required to meet their deadlines and specifications.

CUSTOMERS

     We have licensed our products to over 600 customers. While our customers represent a broad spectrum of enterprises within diverse industries, we have focused on three primary verticals: publishing, media, and entertainment; retail commerce; and financial services. The following is a representative list of our licensed customers from which we continue to derive maintenance and service revenue:

      RETAIL COMMERCE
      Bertelsmann Mediasystems
      Costco
      Dell
      FedEx
      Gateway
      Lands End
      Macys.com
      Target
      ShopNow.com
      Staples

      FINANCIAL SERVICES
      A.G. Edwards
      Ameritrade
      Bank of America
      CIBC
      Citibank
      T. Rowe Price
      TheStreet.com
PUBLISHING, MEDIA & ENTERTAINMENT
CMP Media
Dreamworks SKG
Hearst Corporation
Houston Chronicle
Hollywood Online
Miller-Freeman
MTV
Vivendi Universal
Wall Street Journal
Yellow Pages UK

OTHER
Apple Computer
Deutsche Telekom
Eastman Kodak
Motorola
Murauchi Sprint

TECHNOLOGY AND ARCHITECTURE

     Accrue Insight is designed to provide a robust architecture for customers to implement flexible, scalable, detailed, and accurate e-business analysis. The Accrue architecture is compatible with documented application programming interfaces (APIs), protocols and file formats to enable integration with external systems such as Web applications (such as commerce servers and ad servers) and business process applications (such as sales force automation systems and call center systems). The architecture adheres to numerous standard programming languages, including hyper-text machine language, or HTML, Java and C, and network protocols, including hyper-text transfer protocol, or HTTP. In addition, we believe that our system architecture is flexible and powerful enough to serve as the foundation for related future products.

     The Accrue Insight system architecture may be viewed as a series of layers, each performing specific functions between our customer's Web site and their visitors.

     Collection Layer. The collection modules consist of our network collector, server collector and log file collector, each of which obtains data from different sources. Our network collector is the most comprehensive collection module within Accrue Insight and obtains data from the network through packet sniffing technology. Our server collector is a customized module which plugs directly into the customer's Web server for use in environments where encryption of network traffic prevents packet sniffing, such as in credit card processing and banking applications. Finally, our log file collector may also be used when encrypted or secure Web servers are employed or to obtain customer legacy data that existed prior to installation of packet sniffing technology contained in our network collector. All of these collection modules may be used in any combination to gather and consolidate data into our data warehouse.

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

SALES AND MARKETING

     We currently market and sell our products through a direct sales force in North America and Europe/ Middle East/Africa (EMEA) and through distributors in South America, Asia/Pacific (APAC), and EMEA. We intend to continue to expand our marketing and selling efforts through partnering with third parties. Key current distributors include Extend Software in South America, Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation, in APAC, and Executive Planning Systems (EPS) and Intranet Software Solutions (ISSEL) Ltd in EMEA.

     For direct sales, we have an eight-step sales qualification process with supporting documents that includes involvement from Marketing, Sales, Inside Sales, and Professional Services. We initially make presentations to the appropriate business executives within the customer's organization, such as the vice president of sales, vice president of marketing, or e-commerce director, followed by a product demonstration. We typically have further discussions about architecture and supporting technologies with the IT organization. Although product trials and evaluation of the software are usually not required, we will grant a time-based license to allow the customer to become familiar with the details of our applications.

     We have maintained a ratio of one sales territory manager to one sales engineer in support of the consulting nature of our sales process. Currently, we have twelve quota carrying territory mangers located in various offices around the world that are supported by a small internal sales team. To ensure maximum yields per sales representative and to facilitate ramp-up and training for new sales personnel, we utilize the Vantive Corporation Sales Automation System which tracks customer and contract information, as well as new sales prospects and sales call history. Our internal Web site also contains extensive competitive information, case histories and sales presentation and training materials that are used as resources for our sales organization.

     Building brand awareness and commanding recognition of our leadership in the marketplace is key to our success. We employ a number of marketing vehicles to promote our brand in the e-business analysis market and to generate leads for our sales organization. Traditional methods include press releases, speaking engagements, product reviews, and discussions with industry analysts and attendance at trade shows and seminars. We have found that emerging means of communication, such as email and Web seminars, provide us with even greater reach at less cost. Continued investment into our own Web site is critical to maintain our image in the e-business community and to generate sales leads. We also post important information about our products, technology and organization on our Web site for potential customers' ease of access. Finally we publish data sheets, white papers and articles concerning our products and services.

STRATEGIC ALLIANCES

     A critical element of our sales and marketing strategy is to establish alliances and partnerships to provide integrated solutions to our customers, extend our sales reach, assist in implementation and customization of our solutions, and broaden our brand awareness. We have alliances with strategic platform partners, e-business application partners, interactive agencies/hosters, and professional service providers. By partnering with leading vendors in each of these categories, we are better able to provide technical integration expertise and sales and marketing resources that result in the most valuable integrated solutions to our existing customers and future prospects. Some examples of our current partners include the following:

     - ABC Interactive -- Our joint-development partnership provides Accrue access to ABC Interactive's encryption technology for the development of audited traffic results for advertisers.

     - Art Technology Group -- Our co-marketing and sales partnership includes joint seminars and sales calls, and joint development of our dynamic content and commerce bridges for ATG Dynamo, which integrates the information stored in Dynamo with the visitor experience information in Accrue Insight, enabling enterprises to present appealing content for each individual visitor and visitor segment.

     - BroadVision -- Our co-marketing and sales partnership includes joint seminars and sales calls, and joint development of the dynamic content and commerce bridges for BroadVision One to One product for measuring effectiveness of sites using One to One.

     - DoubleClick -- Our co-marketing and sales partnership includes joint seminars, sales calls and development of the campaign module for Accrue Insight, which module measures the marketing return on investment of online advertising campaigns processed through DoubleClick's DART network.

     - IBM -- Our co-marketing and sales partnership includes joint seminars, sales calls and development of the commerce module for Accrue Insight, which module provides e-commerce return on investment analysis for sites that use IBM WebSphere Commerce.

     - Sun Microsystems -- Sun Microsystems and Accrue have partnered to deliver fast and reliable e-business analysis solutions for customers operating on the Sun Solaris platform. Accrue is a member of the Sun Premiere Developer, Catalyst Programs and is a SunTone Certified solution.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. A discussion of risks associated with the protection of our patents and intellectual property rights and potential infringement by us of the patents and intellectual property rights and potential infringement by us of the patents and intellectual property rights of others is presented in "Risk Factors -- Accrue Insight and Accrue G2, our most important products, are not protected by patents. If another party were to use this technology, our business would suffer" and "-- Others may bring infringement claims against us which could harm our business, results of operations and financial condition."

EMPLOYEES

     At May 31, 2001, Accrue had 136 full-time employees, including 57 in product development, 58 in sales and support, 10 in marketing, and 11 in general and administrative functions. From time to time, we also employ independent contractors to support our engineering, marketing, sales and support and administrative organizations. We believe that our relations with our employees are good.

RISK FACTORS

     You should carefully consider the following risks before making an investment in our company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are all the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-k, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

     Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

     Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 1999, 2000 and 2001, we generated $4.7 million, $18.9 million and $25.6 million in revenue, respectively. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

WE INCURRED NET LOSSES OF $7.6 MILLION, $21.1 MILLION AND $211.2 MILLION FOR EACH OF THE RESPECTIVE FISCAL YEARS ENDED MARCH 31, 1999, 2000 AND 2001

     We have not achieved profitability. We incurred net losses of $7.6 million for the fiscal year ended March 31, 1999, $21.1 million for the fiscal year ended March 31, 2000 and $211.2 million for the fiscal year ended March 31, 2001. At March 31, 2001, we had an accumulated deficit of $246.1 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

     AS WE GROW OUR BUSINESS, WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY

     As we grow our business we expect operating expenses to increase, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

     - the expansion of our sales force and distribution channels;

     - the expansion of our product and services offerings;

     - development of relationships with strategic business partners;

     - the expansion of management and infrastructure; and

     - brand development, marketing and other promotional activities.

     Please see "Management's Discussion and Analysis of the Financial Condition and Results of Operations" for more information on our operating expenses.

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

     Our annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, particularly as a result of the risks we describe in this section. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE LOSS OF KEY MANAGEMENT PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT

     Our success depends largely upon the continued services of our key management and technical personnel, the loss of which could seriously harm our business. In particular, we rely on Jeffrey Walker, President, Chief Executive Officer and a director, Bob Page, Chief Technology Officer and Tom Lefort, Vice President of Product Development. Messrs. Walker, Page and Lefort do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees.

WE FACE INTENSE COMPETITION WHICH COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS NOW AND IN THE FUTURE

     The market for e-business analysis solutions is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Our principal competitors today include:

     - vendors of software that target e-business customer data collection and analysis markets such as Macromedia, net.Genesis Corporation, and NetIQ;

       - Application Service Provider (ASP) vendors such as Coremetrics, Inc. and Digimine, Inc.;

       - providers of business intelligence tools, such as Hyperion Solutions, Corp., MicroStrategy Inc., Business Objects S.A. and Informatica Corp.;

       - custom development efforts by system integrators and in-house developers

     We expect that if we are successful in our strategy to expand the scope of our products and services, we may encounter many additional market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from traditional business intelligence and enterprise software vendors as the Internet software market continues to develop and expand. Some of these companies, as well as some other competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of ours, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or adopt more aggressive pricing policies to gain market share. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations.

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION IN THE FUTURE WOULD LIMIT OUR GROWTH

     In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently restructured our direct sales force and plan to hire additional sales personnel. As of May 31, 2001, our sales and support organization consisted of 58 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel, and there is no assurance that we will be successful in this endeavor.

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

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

     Licenses and services sold to clients located outside the United States were approximately 12% and 20% of the total revenue for the years ended March 31, 2000 and 2001, respectively. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful, but cannot assure you that we will be able to do so.

     Continued expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. At March 31, 2001, we had non-exclusive alliances with a number of partners, including Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation in Asia Pacific, Extend Software in South America, and Executive Planning Systems (EPS) and Intranet Software Solutions (ISSEL) Ltd in Europe, Middle East, Africa (EMEA). These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot be certain that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

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

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED

     Our success is dependent on the continued growth of our customer base and the retention of our customers. For the fiscal years ended March 31, 2000 and 2001, approximately 25 - 30% and 50 - 55% of our revenue, respectively, was derived from sales of products and services to existing customers. We expect to continue to derive a significant amount of revenue from our existing customers. If we fail to generate repeat and expanded business from our current and future customers, particularly from maintenance contract renewals, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a license for our products and services for installation on a limited number of servers. If an installation is successful, the customer may purchase additional licenses to expand the use of our products in its organization, license additional products and services from us, or renew maintenance fees. However there is no assurance that our customers will expand their current use of our products and services in this way.

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

ACCRUE INSIGHT AND ACCRUE G2, OUR MOST IMPORTANT PRODUCTS, ARE NOT PROTECTED BY PATENTS. IF ANOTHER PARTY WERE TO USE THIS TECHNOLOGY, OUR BUSINESS WOULD SUFFER

     We regard substantial elements of our e-business analysis solutions as proprietary and attempt to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. However, Accrue Insight and Accrue G2, our most important products, are not protected by patents. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could have a material adverse effect on our business. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property or design around patents issued to us.

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

EVOLVING REGULATION OF THE INTERNET MAY HARM OUR BUSINESS

     As e-commerce continues to evolve, increasing regulation by federal, state, or foreign agencies becomes more likely. This regulation is likely in the areas of user privacy, pricing, content, quality of products and services, taxation, advertising, intellectual property rights, and information security. In particular, laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could negatively affect our activities. Typically, our products capture traffic data when consumers, business customers or employees visit a Web site. The perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. We are not aware of any similar legislation or regulatory requirements currently in effect in the United States. However, the United States may adopt similar legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business could be harmed. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity and libel is uncertain and developing. Furthermore, any regulation imposing fees or assessing taxes for Internet use could result in a decline in the use of the Internet and the viability of e-commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on e-commerce or may require us to alter how we conduct our business. This could decrease the demand for our products and services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a negative effect on our business, results of operations and financial condition.

OUR SUCCESS DEPENDS ON CONTINUED USE AND EXPANSION OF THE INTERNET

     Continued expansion in the sales of our e-business analysis solutions will depend upon the continued growth of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet and online services as a medium of commerce and communication. Recently, numerous e-commerce companies have curtailed or ceased their business operations. Moreover, demand and market acceptance for recently introduced products and services relating to the Internet are subject to a high level of uncertainty and few proven products and services exist. If the Internet does not continue to grow as a widespread communications medium and commercial marketplace, the demand for our e-business analysis solutions could be significantly reduced. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary products, such as high speed modems. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Additionally, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service.

BECAUSE ACCRUE'S OFFICERS AND DIRECTORS OWN APPROXIMATELY 13.5% OF THE OUTSTANDING COMMON STOCK, INVESTORS WILL HAVE REDUCED INFLUENCE ON STOCKHOLDER DECISIONS

     As of May 31, 2001, our officers and directors beneficially owned approximately 13.5% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have less influence over the election of directors or other stockholder actions. As a result, these stockholders could influence Accrue to take actions which you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our largest stockholders will have significant influence in the election of our directors. They will also have influence in approving or disapproving significant corporate transactions. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

THE EFFECTS OF ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND IN DELAWARE LAW COULD PREVENT A CHANGE IN CONTROL OF ACCRUE WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK

     Provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a merger or sale of Accrue, or making a merger or acquisition less desirable to a potential acquirer, even where stockholders may consider the acquisition or merger favorable. These provisions could also have the effect of making it more difficult for a third party to effect a change of control of the board of directors. Although we do not currently have any shares of preferred stock issued and outstanding, the issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders. Any issuance of preferred stock may harm the market price of the common stock. The issuance of preferred stock may also result in the loss of the voting control of holders of common stock to the holders of the preferred stock.

THE MARKET PRICE FOR OUR COMMON STOCK, LIKE OTHER TECHNOLOGY STOCKS, MAY BE VOLATILE

     The stock markets have, in general, and with respect to Internet companies in particular, recently experienced extreme stock price and volume volatility, resulting in significant decreases in companies' stock prices. The decreases in stock prices for many companies in the technology and emerging growth sector have often been unrelated to the operating performance of these companies in many cases. Fluctuations such as these have affected the market price of our common stock. Our common stock is trading at a level significantly below its historic levels, and there can be no assurance that our stock price will increase significantly in the foreseeable future. In addition, if we fail to address any of the risks described in this section, the market price for our common stock, and consequently, the value of your investment, could decline further.

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

     We expect cash on hand, cash equivalents, funds generated from operations, payment from sale of technology assets in June 2001 and commercial credit and other facilities to meet our working capital and capital expenditure needs for at least the next twelve months following March 31, 2001. However, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution particularly as a result of our lower stock price, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants which restrict our operations. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could harm our business, operating results and financial condition.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

     Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of May 31, 2001, we had 30,271,292 shares of common stock outstanding. 4,485,000 shares of our common stock, including the underwriter's option to purchase additional shares which was exercised in full, were registered in connection with the initial public offering of our common stock. Of the 3,225,261 shares of our common stock issued to the stockholders of Marketwave Corporation in connection with our acquisition of that company, 1,088,309 shares are registered on a registration statement on Form S-3 declared effective on December 14, 2000. 1,666,667 shares of our common stock were issued to Tantau Software, Inc. in connection with our purchase of certain assets from Tantau and its wholly owned subsidiary, Tantau Software International, Inc., and registered pursuant to a registration statement on Form S-3/A declared effective by the Securities and

Exchange Commission on December 14, 2000. 974,273 shares of our common stock were issued to Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc., and registered pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 14, 2000. The foregoing shares issued to the Marketwave, Tantau and Aviator shareholders, may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our "affiliates" as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 22,057,043 shares of common stock outstanding are "restricted securities" as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 16,972,731 shares of our common stock under our existing stock option and employee stock purchase plans.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET

     Since March 6, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which has caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On April 18, 2001, we received a letter from Nasdaq noting our failure to comply with this maintenance standard and further advising that if our common stock is unable to meet the minimum bid price requirement for ten (10) consecutive days prior to July 17, 2001, it would be subject to delisting. Subsequent to the notification from Nasdaq, the bid price of our common stock has not risen above the required minimum price of $1 per share for a minimum of 10 consecutive trading days. If we are unable to meet this standard, or any other Nasdaq requirements, our stock will be subject to delisting by Nasdaq. Such delisting may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Although we are working to comply with all continued listing requirements of Nasdaq, there can be no assurance that we will be able to satisfy such requirements.

ITEM 2. PROPERTIES

     We are headquartered in Fremont, California, where we lease approximately 30,000 square feet of office space under a lease expiring on March 31, 2002. We lease additional facilities in Massachusetts, Washington, Illinois, New Jersey, England, Germany, Singapore, and France for sales and services personnel. We believe that our existing facilities are adequate to meet our current and future requirements or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently subject to any material legal proceedings except that on February 20, 1999, Execplan Sistemas Executivos Ltda., a former distributor of our wholly-owned subsidiary Pilot Software, Inc.'s products in Brazil, filed a Claim for Arbitration with the American Arbitration Association in connection with Pilot's failure to enter into a new distribution agreement with Execplan when the prior agreement between the parties terminated by its terms. Execplan has made a claim for damages in the amount of $15 million. Pilot denied Execplan's claim and filed a counterclaim alleging, among other things, breach of contract, misappropriation of Pilot trade secrets and infringement of Pilot copyrights. The arbitration proceedings will take place in Boston, Massachusetts, and we intend to vigorously defend against Execplan's claim, which we believe to be without merit. In addition, under the terms of the Agreement and Plan of Merger dated as of August 24, 2000 among Accrue, Pilot, Pilot Acquisition Corp., Aviator Holding Corporation and Platinum Equity Holdings, LLC, we have a right of indemnification against Platinum if damages awarded to Execplan in the arbitration exceed $500,000. In addition, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are pursuing collection of accounts receivable balances owed to us by third parties through lawsuits filed against such parties.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information; Recent Sales of Unregistered Securities. Our common stock has been trading on the NASDAQ Stock Market ("NASDAQ") under the symbol "ACRU" since July 30, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on NASDAQ:

                                                            HIGH        LOW
                                                           -------    -------
YEAR ENDED 2000
2nd Quarter (from July 30, 1999).........................  23.0000    10.4531
3rd Quarter..............................................  63.2500    21.8125
4th Quarter..............................................  62.8750    37.3750
YEAR ENDED 2001
1st Quarter..............................................  40.0000    19.1250
2nd Quarter..............................................  35.9375    11.7500
3rd Quarter..............................................  11.5625     1.0000
4th Quarter..............................................   2.8750     0.1875

     On May 31, 2001, the closing sale price for our common stock was $0.88 per share. On this date, there were approximately 725 holders of record of our common stock. This figure does not reflect more than 6,000 beneficial stockholders whose shares are held in nominee names. During the fiscal year we did not pay any dividends. We presently intend to retain future earnings to finance the growth and development of our business, and as such, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

     The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations which have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions or military conflicts, may materially and adversely affect the market price of our common stock. In addition, we may not be able to comply with all continued listing requirements of Nasdaq, which would result in our stock being subject to delisting by Nasdaq. See Item 1 Risk Factors -- "If we are unable to comply with Nasdaq's continued listing requirements, our common stock could be delisted from the Nasdaq National Market."

     On September 30, 1999, in connection with our acquisition of Marketwave Corporation, we issued in exchange for all outstanding shares of capital stock of Marketwave 2,880,475 unregistered shares of common stock and we assumed Marketwave options that were subsequently exercised for 344,786 shares of Accrue common stock. Because these shares were issued to a limited number of Marketwave shareholders, we relied on the exemption provided by Section 4(2) of the Securities Act in issuing these shares. These shares were registered on a Registration Statement on Form S-1 (Reg. No. 333-32066) (the "Resale S-1") that was declared effective by the SEC on or about March 22, 2000. If such shares were not sold pursuant to the Resale S-1, they were subsequently de-registered and 1,088,309 of the remaining unsold shares were re-registered on a Registration Statement on Form S-3 that was declared effective by the SEC on December 14, 2000. We also assumed Marketwave options that were outstanding for 218,081 shares of our common stock, which option shares were subsequently registered on a Registration Statement on Form S-8 on February 1, 2000.

     On January 14, 2000, in connection with our acquisition of NeoVista Software, Inc., we issued in exchange for all outstanding shares of capital stock and warrants of NeoVista 1,782,078 unregistered shares of our common stock. We also assumed NeoVista options and warrants that were exercisable for 546,749 shares of our common stock, which option shares were subsequently registered on a Registration Statement on Form S-8 on February 1, 2000. The shares issued by us in this transaction were issued pursuant to the exemption provided by Section 3(a)(10) of the Securities Act and in connection with a hearing conducted by the California Commission of Corporations which found the offering to be fair to NeoVista security holders.

     On July 14, 2000, we acquired specific assets of the Infocharger division of Tantau Software International, Inc. In exchange for specific assets of Infocharger, we issued approximately 1,666,667 shares of our common stock and made a cash payment of $5 million to license certain Tantau technology. These shares were subsequently registered pursuant to a registration statement on Form S-3/A, declared effective by the SEC on December 14, 2000.

     On September 20, 2000, we acquired Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc. ("Pilot"). In exchange for the acquisition of all of Aviator Holding Corporation's outstanding common stock, we issued 974,273 shares of our common stock, which shares were subsequently registered pursuant to a registration statement on Form S-3, declared effective by the SEC on December 14, 2000.

     During the fiscal year ended March 31, 2001, we issued approximately 552,000 unregistered shares of common stock pursuant to the exercise of stock options that were granted under Accrue's stock option plans for a total purchase price of approximately $929,000. The sales of such securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

     (b) Use of proceeds from sale of Registered Securities

     On August 4, 1999, we completed an initial public offering of our Common Stock, $0.001 par value. The managing underwriters in the offering were BancBoston Robertson Stephens and Thomas Weisel Partners, LLC, (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-79491) that was declared effective by the SEC on July 29, 1999. The offering commenced on July 30, 1999, on which date 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $10.00 per share. The aggregate price of the offering amount registered and sold was $39,000,000. In connection with the offering, we paid an aggregate of $2,730,000 in underwriting discounts and commissions to the Underwriters and the aggregate proceeds to us were approximately $35.6 million after deducting estimated offering expenses of $700,000. The Underwriters also had an overallotment option to purchase 585,000 shares, which closed on August 26, 1999. The aggregate price of the offering after exercise of the Underwriters' overallotment option was $44,850,000. The aggregate underwriting discounts and commissions to the Underwriters' were $3,139,500 and the aggregate net proceeds to us were approximately $40.8 million after deducting offering expenses of approximately $856,000.

     All net proceeds from the offering have been expended. We used the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding our sales and marketing organization. In addition, we used a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. On September 30, 1999, we acquired Marketwave Corporation. Approximately $3.3 million of cash was used to pay for the acquisition related expenses. On January 14, 2000, we acquired NeoVista Software, Inc. and approximately $0.9 million cash was used to pay for the acquisition related expenses. On July 14, 2000, we acquired specific assets of the Infocharger division of Tantau Software International, Inc., and paid $5 million in cash to license certain Tantau technology and paid approximately $0.2 million in cash for acquisition related expenses. On September 20, 2000, we acquired Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc. Approximately $1.4 million of cash was used to pay for the acquisition related expenses.

     None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner or their associates, persons owning 10% or more of any class of our equity securities, or an affiliate, other than in accordance with our standard payroll to employees in the ordinary course of business.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

                                                 AT OR FOR THE YEARS ENDED MARCH 31,
                                        ------------------------------------------------------
                                         1997       1998       1999        2000        2001
                                        -------    -------    -------    --------    ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue.............................  $   182    $ 2,057    $ 4,684    $ 18,864    $  25,634
  Gross profit........................      160      1,829      4,215      16,096       16,720
  Net loss............................   (1,927)    (4,201)    (7,601)    (21,119)    (211,219)
  Net loss per share, basic and
     diluted..........................    (0.72)     (0.99)     (1.63)      (1.33)       (7.55)
BALANCE SHEET DATA:
  Cash and cash equivalents...........    3,599        570      2,862      31,754       11,951
  Working capital.....................    3,506        232      2,529      30,192        4,489
  Total assets........................    4,107      2,112      6,109     160,899       30,269
  Long-term debt, net of current
     portion..........................       --        312        169          39           --
  Total stockholders' equity..........    3,933        557      3,414     151,987       17,860

---------------
(1) The selected financial data at or for the years ended March 31, 1997, 1998 and 1999 has been restated to include financial results of Marketwave Corporation.

(2) Net loss for the year ended March 31, 2001 includes goodwill impairment charge of $139.7 million and amortization of intangibles of $49.6 million and net loss for the year ended March 31, 2000 includes amortization of intangibles of $10.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Accrue Software was founded in 1996 and is headquartered in Fremont, California with regional sales offices throughout the US, and international offices in the United Kingdom, Canada, France, Germany and Singapore. Our products, Accrue Insight, Accrue G2, Accrue Hit List and our analytics platforms which include Pilot, Decision Series, and Infocharger are comprehensive solutions that enable business decision makers to address critical marketing and merchandising initiatives concerning the effectiveness of their Web sites. These initiatives encourage visitors to stay longer, buy more, and come back more often. We offer our products to customers for a license fee and also provide related maintenance services. In addition, we provide professional services to assist customers at every stage in their deployment of Accrue products, from identification of their specific business needs through enterprise integration and customization of e-business analysis reporting, to delivery of a rapid and effective implementation.

     Substantially all of our product revenues through March 31, 2001 were attributable to licensing Accrue Insight, Accrue Hit List, Pilot and related products and support services. We anticipate that sales of Accrue G2 to new and existing customers will account for a significant portion of product and services revenue in fiscal year 2002. A decline in the price or demand of Accrue G2 products, or related products and service would seriously harm our business, financial condition and results of operations. Maintenance for Accrue Insight, Accrue Hit List and Pilot will account for a significant portion of maintenance revenue for fiscal year 2002. In June 2001, we sold certain of our software assets acquired as part of our acquisition of NeoVista to JDA Software Group, Inc., but have retained license rights to incorporate NeoVista software into Accrue products for distribution in certain market segments.

     We recognize license revenues upon customer acceptance of a product provided that a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. We generally do not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns are recorded at the time the products are shipped.

     For contracts with multiple obligations (e.g. products, maintenance, installation and other services), revenue is allocated to each component of the contract based on objective evidence of its fair value, or for products not being sold separately, the price established by management. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. We recognize revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, such as installation and training, we recognize revenue as the related services are performed.

     We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 25% of our total revenue for fiscal year 2001. We expect that sales through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. Our pricing model is based on the number of server-based CPUs allowing for additional revenue as a customer's e-business expands. License fees for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are primarily charged on a time-and-materials basis.

     Our new product, Accrue G2, is available starting in May 2001 through our Preferred Customer Program. Accrue G2 is a comprehensive e-business analytic platform designed to provide companies with deep insight into the relationships between Web site activity and business actions. Some of the key benefits include: rapid return on investment through immediate response to online customer behavior; higher lifetime customer value through ongoing relationship management; sustainable depth of analysis and system responsiveness through growth of Web site volume and complexity; and configurable integration of Accrue G2 into existing production information systems.

     We have recorded stock-based compensation related to stock options granted below fair market value through March 31, 1999 and March 31, 2000 of approximately $6.3 million and $9.9 million, respectively. Of this amount, we amortized approximately $1.3 million in fiscal year 1999, $4.3 million in fiscal year 2000 and $2.2 million in fiscal year 2001. This amount represents the difference between the exercise price of these stock option grants and the deemed fair value of the common stock at the time of grant. The remaining balance of stock-based compensation will be amortized over the remaining vesting period of the related options. As a result, the amortization of stock-based compensation will impact our reported results of operations through fiscal 2003.

     We have sustained losses on a quarterly and annual basis since inception. At March 31, 2001, we have an accumulated deficit of approximately $246.1 million. Our net loss was approximately $7.6 million in fiscal year 1999, $21.1 million in fiscal year 2000 and $211.2 million in fiscal year 2001. These losses resulted from significant costs incurred in the development and sale of our products and services and, particularly in fiscal year 2001, merger related costs and non-cash charges for the impairment of goodwill associated with the acquisitions of NeoVista Software, Inc., Pilot Software, Inc. and Infocharger, a division of Tantau Software International, Inc. We anticipate that operating expenses, as well as planned capital expenditures, will continue to constitute a material use of our cash resources. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

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

RESULTS OF OPERATIONS

     The following tables set forth our historical operating information, as well as the information as a percentage of our total revenue represented by each item, for the periods indicated:

                                                          YEARS ENDED MARCH 31,
                                                     --------------------------------
                                                      1999        2000        2001
                                                     -------    --------    ---------
                                                        (IN THOUSANDS, EXCEPT AS A
                                                       PERCENTAGE OF TOTAL REVENUE)
STATEMENT OF OPERATIONS DATA:
Net revenue:
  Software license.................................  $ 3,640    $ 14,681    $  14,592
  Maintenance and service..........................    1,044       4,183       11,042
                                                     -------    --------    ---------
          Total revenue............................    4,684      18,864       25,634
Cost of revenue....................................      469       2,768        8,914
                                                     -------    --------    ---------
Gross profit.......................................    4,215      16,096       16,720
                                                     -------    --------    ---------
Operating expenses:
  Research and development.........................    3,166       4,410        9,454
  Sales and marketing..............................    5,448      12,106       14,193
  General and administrative.......................    1,927       2,437        9,569
  Merger costs.....................................       --       3,560           --
  In-process research and development..............       --         650        4,503
  Amortization of intangibles......................       --      10,859       49,559
  Goodwill impairment charge.......................       --          --      139,665
  Stock-based compensation expense.................    1,325       4,344        2,190
                                                     -------    --------    ---------
          Total operating expenses.................   11,866      38,366      229,133
                                                     -------    --------    ---------
Loss from operations...............................   (7,651)    (22,270)    (212,413)
Other income (expense), net........................       50       1,151        1,194
                                                     -------    --------    ---------
Net loss...........................................  $(7,601)   $(21,119)   $(211,219)
                                                     =======    ========    =========
AS A PERCENTAGE OF TOTAL REVENUE:
Net revenue:
  Software license.................................     77.7%       77.8%        56.9%
  Maintenance and service..........................     22.3        22.2         43.1
                                                     -------    --------    ---------
          Total revenue............................    100.0       100.0        100.0
Cost of revenue....................................     10.0        14.7         34.8
                                                     -------    --------    ---------
Gross profit.......................................     90.0        85.3         65.2
                                                     -------    --------    ---------
Operating expenses:
  Research and development.........................     67.6        23.4         36.9
  Sales and marketing..............................    116.3        64.2         55.4
  General and administrative.......................     41.1        12.9         37.3
  Merger costs.....................................       --        18.9           --
  In-process research and development..............       --         3.4         17.6
  Amortization of intangibles......................       --        57.6        193.3
  Goodwill impairment charge.......................       --          --        544.8
  Stock-based compensation expense.................     28.3        23.0          8.5
                                                     -------    --------    ---------
          Total operating expenses.................    253.3       203.4        893.8
                                                     -------    --------    ---------
Loss from operations...............................   (163.3)     (118.1)      (828.6)
Other income (expense), net........................      1.0         6.1          4.7
                                                     -------    --------    ---------
Net loss...........................................   (162.3)%    (112.0)%     (823.9)%
                                                     =======    ========    =========

FISCAL YEARS ENDED MARCH 31, 1999, 2000 AND 2001

     Revenue. Total revenue increased from $4.7 million in fiscal year 1999 to $18.9 million in fiscal year 2000 and $25.6 million in fiscal year 2001. These increases reflect year-on-year revenue growth of 303% and 36%, respectively. No customer accounted for more than 10% of our revenue in fiscal year 1999, 2000 or 2001.

     Software license revenue. Revenue from software licenses was $3.6 million in fiscal year 1999, $14.7 million in fiscal year 2000 and $14.6 million in fiscal year 2001 representing increases of $11.1 million, or 303% from fiscal year 1999 to fiscal year 2000 and a decrease of $0.1 million, or 1%, from fiscal year 2000 to fiscal year 2001. The majority of the growth in product revenue for fiscal year 2000 was due to higher unit sales volumes of Accrue Insight and Accrue Hit List as a result of increased market awareness of our products, introductions of new features, increases in both the size and productivity of our sales force, and increased average dollar size of licenses. The decrease in product revenue for fiscal year 2001 is primarily due to lower than anticipated sales of our products as a result of a decline in purchases from e-commerce companies and an increase in our product sales cycle to enterprise customers. The license revenue for fiscal year 2001 also decreased as a result of sales during the year involving a greater percentage of professional services causing us to defer the license revenue relating to these contracts which we will recognize over the period the services are rendered. We anticipate that revenue from product licenses will represent a smaller percentage of our revenues in fiscal 2002. We expect that the growth rate of our revenue base will also decrease in the future and therefore the historical percentage growth rates of our product revenue will not be sustainable in the future.

     Maintenance and service revenue. Maintenance and service revenue was $1.0 million in fiscal year 1999, $4.2 million in fiscal year 2000 and $11.0 million in fiscal year 2001 representing increases of 301% from fiscal year 1999 to fiscal year 2000, and 164% from fiscal year 2000 to fiscal year 2001. This growth was primarily due to expanded service offerings and the inclusion of maintenance revenues related to our acquisition of Pilot Software, Inc. We expect that our historical percentage growth rates of our maintenance and service revenue will not be sustainable in the future. Maintenance and service revenues depend on the continued ability of our customers to pay over time. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenues from e-commerce, we may not be able to sustain our historic levels of maintenance and service revenues in the future.

     Cost of revenue. Cost of revenue consists primarily of the salaries and related expenses for maintenance and service personnel. These costs were $0.5 million or 10% of revenue in fiscal year 1999, $2.8 million or 14.7% of revenue in fiscal year 2000, and $8.9 million or 34.8% of revenue in fiscal year 2001 representing increases of 490% from fiscal year 1999 to fiscal year 2000, and 222% from fiscal year 2000 to fiscal year 2001. The dollar increases in the cost of revenue reflect primarily a substantial increase in maintenance and service personnel headcount. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs. We do not anticipate continued increases to our headcount and related costs in the next several quarters but may rely more on outsourcing alternatives in the near term.

     Gross profit. Gross profit was 90% in fiscal year 1999, 85% in fiscal year 2000, and 65% in fiscal year 2001. In the future, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will increase as a percentage of total revenue. Maintenance and service revenue has lower gross profit than product revenue, as does the revenue derived through indirect channels. For all of these reasons, we expect that our gross profit will continue to decline.

     Operating expenses. Total operating expenses increased from $11.9 million in fiscal year 1999 to $38.4 million in fiscal year 2000, and $229.1 million in fiscal year 2001. The increases reflect year-to-year growth of 223% and 497% respectively. The significant increase from fiscal year 1999 to fiscal year 2000 was largely due to increased salaries, related expenses associated with newly hired employees, merger related costs, and amortization of intangibles. The significant increase from fiscal year 2000 to fiscal year 2001 was primarily due to an increased amortization expense related to the acquisitions in fiscal year 2001 and a goodwill impairment charge. Unless we undertake additional acquisitions in fiscal year 2002, we do not anticipate incurring the same level of increases in our operating expenses from fiscal year 2001 to fiscal year 2002.

     Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $3.2 million in fiscal year 1999, $4.4 million in fiscal year 2000, and $9.5 million in fiscal year 2001. The increases were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance our product and services offerings. The significant increase from fiscal year 2000 to fiscal year 2001 was primarily due to the expanded research and development group as a result of the fiscal year 2001 acquisitions and costs associated with the development of our new product, Accrue G2. However, we believe that research and development expenses will decrease as a percentage of total revenue in the future. Research and development expenditures are charged to operations as incurred.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $5.4 million in fiscal year 1999, $12.1 million in fiscal year 2000, and $14.2 million in fiscal year 2001. The increases were primarily due to increased headcount, commission expense, and marketing expenditures in our sales and marketing departments. We believe that sales and marketing expenses will increase in dollar amount but decrease as a percentage of total revenue in the future.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs. General and administrative expenses were $1.9 million in fiscal year 1999, $2.4 million in fiscal year 2000, and $9.6 million in fiscal year 2001. These increases were primarily the result of increased staffing and associated expenses necessary to manage and support our growth. General and administrative expenses in fiscal year 2001 include bad debt expenses of $3.8 million. The increase in bad debt expenses was due primarily to provision recorded on past due accounts receivable for several e-commerce/internet customers. These customers have experienced a significant decline in their ability to obtain additional resources to fund their business models. We believe that general and administrative expenses will decrease as a percentage of total revenue in the future.

     Merger costs. During September 1999, we completed the acquisition of Marketwave Corporation through the issuance of Accrue common stock. The acquisition was accounted for using the pooling of interest method. We incurred merger-related costs of $3.6 million in fiscal year 2000. These nonrecurring expenses related to transaction costs, employee termination costs, legal and accounting costs, write-off of equipment and other assets, and redundant facility and other costs.

     In-process research and development. In connection with our corporate acquisitions, in-process research and development represents the associated costs of research and development projects that had not yet reached technological feasibility and had no alternative future uses at the date of the relevant acquisition. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects. We recorded a one-time charge of $0.7 million in fiscal year 2000 for in-process research and development associated with our acquisition of NeoVista Software, Inc. We recorded a one-time charge of $4.5 million in fiscal year 2001 for in-process research and development associated with our acquisitions of the Infocharger division of Tantau Software International, Inc. and Pilot Software, Inc.

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

     Amortization of intangibles. Amortization of goodwill and intangibles were $10.9 million and $49.6 million in fiscal year 2000 and fiscal year 2001, respectively. The balance is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired in our acquisitions of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. Goodwill and intangibles are being amortized on a straight-line basis over a useful life of three years.

     Goodwill impairment charge. During fiscal year 2001, we performed impairment assessments of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of NeoVista, Infocharger and Pilot, which we completed on January 14, July 18 and August 24, 2000, respectively. Our assessments were performed primarily as a result of the decline in our revenues in the second half of the fiscal year 2001, the anticipated decline in our projected operating results due to the overall decline in the e-commerce industry and the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill exceeded our market capitalization prior to the impairment charge. As a result of our review, we recorded a charge of $139.7 million in fiscal year 2001 to reduce our enterprise level goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 20%. The assumptions supporting our cash flows including the discount rate were determined using our best estimates. The remaining identifiable intangibles balance of approximately $10.4 million will be amortized over the remaining useful life of approximately 20 months, which we consider appropriate.

     Stock-based compensation. Total stock-based compensation amounted to $6.3 million, $9.9 million and $9.9 million, of which approximately $1.3 million, $4.3 million and $2.2 million was amortized in fiscal years 1999, 2000 and 2001, respectively. $1.0 million was adjusted for canceled options relating to employees terminated in fiscal year 2001. The remaining balance of stock-based compensation of $1.0 million will continue to be amortized over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

     Other income (expense), net. Other income (expense), net consists of interest income and interest expense. Other income (expense), net was less than $0.1 million in fiscal year 1999 and approximately $1.2 million in each of the fiscal years 2000 and 2001.

     At March 31, 2001 we had federal and state net operating loss carryforwards of approximately $99.3 million and $64.8 million, respectively, for tax purposes. In addition, at March 31, 2001, we had $3.0 million and $1.8 million of federal and state tax credit carryforwards, respectively. These operating loss carryforwards and credits have begun to expire in 2001. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership occurring in the past or future may limit the amount of net operating loss and tax credit carryforwards that we could utilize annually to offset future taxable income. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, bank loans and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

     Cash used in operating activities totaled $5.5 million in fiscal year 1999, $9.2 million in fiscal year 2000 and $12.7 million in fiscal year 2001. In fiscal year 1999, cash used for operating activities was primarily attributable to a net loss of $7.6 million and an increase in accounts receivable of $1.4 million offset in part by an increase in deferred revenue of $0.9 million, increase in accrued liabilities of $0.5 million and non-cash charges totaling $2.0 million. The increase in accounts receivable and deferred revenue were a result of higher unit sales of Accrue Insight while the non-cash charges primarily comprised a stock-based compensation charge of $1.3 million. In fiscal year 2000, cash used in operating activities was primarily attributable to our net loss of $21.1 million, an increase in accounts receivable of $4.1 million and a decrease in accrued costs related to mergers and acquisitions of $2.6 million offset in part by an increase in deferred revenue of $1.7 million and non-cash charges totaling $16.7 million. The increases in accounts receivable and deferred revenue were a result of higher revenue in fiscal year 2000 compared to fiscal year 1999. The non-cash charges were primarily made up of an amortization charge of $10.9 million of intangibles arising from acquisitions during fiscal 2000 and a stock-based compensation charge of $4.3 million. In fiscal year 2001, cash used in operating activities was primarily attributable to our net loss of $211.2 million, a decrease in accrued costs related to mergers and acquisitions of $2.9 million and a decrease in deferred revenue of $2.2 million offset in part by a decrease in accounts receivable of $2.0 million and non-cash charges aggregating $200.8 million. The decreases in accounts receivable and deferred revenue were a result of the decrease in license revenue and a smaller growth rate of maintenance and service revenue in fiscal year 2001 compared to fiscal year 2000. The non-cash charges were primarily made up of depreciation and amortization of intangibles of $50.5 million, goodwill impairment charge of $139.7 million, write-off of purchased in-process research and development of $4.5 million, provision for sales returns and doubtful accounts of $3.6 million and a stock-based compensation charge of $2.2 million.

     Cash used in investing activities totaled $0.5 million in fiscal year 1999, $1.2 million in fiscal year 2000 and $6.7 million in fiscal year 2001. The increases in fiscal year 1999 and fiscal year 2000 resulted primarily from the purchase of property and equipment. The increase from fiscal year 2000 to fiscal year 2001 was attributable to the cash of $5.0 million paid for our acquisition of the Infocharger Division of Tantau Software International, Inc. in addition to the purchase of property and equipment of $1.7 million.

     Cash provided by financing activities was $8.4 million in fiscal year 1999 and $39.3 million in fiscal year 2000, and cash used by financing activities was $0.4 million in fiscal year 2001. The 1999 activity includes proceeds from the issuance of preferred stock and notes payable. The 2000 activity includes net proceeds of $40.8 million from the issuance of common stock in our initial public offering. The 2001 activity includes repayment of a line of credit and equipment loan of $1.6 million, increase in restricted cash of $2.3 million and repurchase of common stock of $0.3 million, offset by proceeds from short-term borrowings of $2.0 million, proceeds from employee stock purchase plan and stock options and warrants exercised of $1.8 million.

     We had $2.5 million, $30.2 million and $4.5 million in working capital at March 31, 1999, 2000 and 2001, respectively. We have a $2.0 million working capital line with Silicon Valley Bank expiring in June 2001. Interest is payable monthly.

     We expect to experience a short-term decrease in cash resources as a result of our reduction in projected revenue and resulting cash collections. We anticipate that our operating expenses, as well as planned capital expenditures, will continue to constitute a material use of our cash resources. We believe that our cash and cash equivalents, funds generated from operations, payment from sale of technology assets in June 2001 and available commercial credit and other facilities from the bank will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. In the event additional financing is required, we may not be able to raise it on acceptable terms, if at all.

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

     At May 17, 2001, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We will adopt SFAS No. 133, as amended, effective April 1, 2001 but do not expect that it will have a material impact on our consolidated financial statements. To date, we have not engaged in derivative or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB 101 did not have a material effect on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, and did not have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

     Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 1999, March 31, 2000 and March 31, 2001, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Accrue Software, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Accrue Software, Inc. at March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 28, 2001

                             ACCRUE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        2001
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 31,754    $  11,951
  Accounts receivable, net..................................     6,279        1,868
  Prepaid expenses and other current assets.................     1,032        2,782
                                                              --------    ---------
          Total current assets..............................    39,065       16,601
Property and equipment, net.................................     2,253        2,923
Intangible assets...........................................   119,450       10,383
Other assets................................................       131          362
                                                              --------    ---------
          Total assets......................................  $160,899    $  30,269
                                                              ========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    429    $   1,026
  Accrued liabilities.......................................     2,781        4,406
  Accrued liabilities, merger...............................     2,421           80
  Deferred revenue..........................................     3,095        4,897
  Current portion of long-term debt.........................       147           --
  Short-term borrowings.....................................        --        2,000
                                                              --------    ---------
          Total current liabilities.........................     8,873       12,409
Long term debt, net of current portion......................        39           --
                                                              --------    ---------
          Total liabilities.................................     8,912       12,409
                                                              --------    ---------
Commitments (Note 5)
Stockholders' equity:
  Preferred stock, $0.001 par value: Authorized: 5,000
     shares; Issued and Outstanding: none...................        --           --
  Common stock, $0.001 par value: Authorized: 75,000 shares;
     Issued and Outstanding: 27,277 and 30,295 shares in
     2000 and 2001, respectively............................        27           31
  Additional paid-in capital................................   191,300      264,996
  Notes receivable from stockholders........................      (213)          --
  Deferred stock-based compensation.........................    (4,237)      (1,023)
  Accumulated other comprehensive loss......................        --          (35)
  Accumulated deficit.......................................   (34,890)    (246,109)
                                                              --------    ---------
          Total stockholders' equity........................   151,987       17,860
                                                              --------    ---------
          Total liabilities and stockholders' equity........  $160,899    $  30,269
                                                              ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ACCRUE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                              1999        2000        2001
                                                             -------    --------    ---------
Net revenue:
  Software license.........................................  $ 3,640    $ 14,681    $  14,592
  Maintenance and service..................................    1,044       4,183       11,042
                                                             -------    --------    ---------
          Total revenue....................................    4,684      18,864       25,634
Cost of revenue:
  Software license.........................................      287         602          871
  Maintenance and service..................................      182       2,166        8,043
                                                             -------    --------    ---------
          Total cost of revenue............................      469       2,768        8,914
                                                             -------    --------    ---------
Gross profit...............................................    4,215      16,096       16,720
Operating expenses:
  Research and development.................................    3,166       4,410        9,454
  Sales and marketing......................................    5,448      12,106       14,193
  General and administrative...............................    1,927       2,437        9,569
  Merger costs.............................................       --       3,560           --
  In-process research and development......................       --         650        4,503
  Amortization of intangibles..............................       --      10,859       49,559
  Goodwill impairment charge...............................       --          --      139,665
  Stock-based compensation expense.........................    1,325       4,344        2,190
                                                             -------    --------    ---------
          Total operating expenses.........................   11,866      38,366      229,133
                                                             -------    --------    ---------
Loss from operations.......................................   (7,651)    (22,270)    (212,413)
Interest income............................................       96       1,247        1,350
Interest expense...........................................      (46)        (96)        (156)
                                                             -------    --------    ---------
Net loss...................................................  $(7,601)   $(21,119)   $(211,219)
                                                             =======    ========    =========
Net loss per share, basic and diluted......................  $ (1.63)   $  (1.33)   $   (7.55)
                                                             =======    ========    =========
Shares used in computing net loss per share, basic and
  diluted..................................................    4,670      15,822       27,958
                                                             =======    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ACCRUE SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        CONVERTIBLE                                        NOTES                       ACCUMULATED
                                      PREFERRED STOCK     COMMON STOCK     ADDITIONAL    RECEIVABLE      DEFERRED         OTHER
                                     -----------------   ---------------    PAID-IN         FROM       STOCK-BASED    COMPREHENSIVE
                                     SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION       LOSS
                                     ------   --------   ------   ------   ----------   ------------   ------------   -------------
Balances, March 31, 1997...........   3,078   $  5,830    4,080    $  4     $     49       $  --         $    --         $    --
Issuance of Series C preferred
 stock, net........................      23         63       --      --           --          --              --              --
Issuance of Series C.1 preferred
 stock, net........................     293        750       --      --           --          --              --              --
Exercise of stock options..........      --         --      463       1           30          --              --              --
Comprehensive loss:
 Foreign currency translation
   loss............................      --         --       --      --           --          --              --              --
 Net loss..........................      --         --       --      --           --          --              --              --
                                     ------   --------   ------    ----     --------       -----         -------         -------
       Total comprehensive loss....      --         --       --      --           --          --              --              --
Balances, March 31, 1998...........   3,394      6,643    4,543       5           79          --              --              --
Issuance of restricted common stock
 in exchange for services..........      --         --       53      --          167          --              --              --
Issuance of common shares for
 cash..............................      --         --        7      --            3          --              --              --
Issuance of common stock in
 exchange for notes receivable.....      --         --    1,755       2          211        (213)             --              --
Issuance of Series C.1 preferred
 stock, net........................     144        370       --      --           --          --              --              --
Issuance of Series C.2 preferred
 stock, net........................     883      1,521       --      --           --          --              --              --
Issuance of Series D preferred
 stock and conversion of notes
 payable, net......................     929      2,003       --      --           --          --              --              --
Issuance of Series E preferred
 stock, Net........................   5,003      4,980       --      --           --          --              --              --
Deferred stock-based compensation
 related to grants of stock
 options...........................      --         --       --      --        6,254          --          (6,254)             --
Amortization of deferred
 stock-based compensation..........      --         --       --      --           --          --           1,325              --
Exercise of stock options..........      --         --      610      --           99          --              --              --
Repurchase of common stock.........      --         --      (85)     --          (10)         --              --              --
Net loss...........................      --         --       --      --           --          --              --              --
                                     ------   --------   ------    ----     --------       -----         -------         -------
Balances, March 31, 1999...........  10,353     15,517    6,883       7        6,803        (213)         (4,929)             --
Exercise of stock options..........      --         --    2,130       2          872          --              --              --
Issuance of common stock in
 connection with the Company's IPO,
 net...............................      --         --    4,485       5       40,810          --              --              --
Issuance of common stock for
 cash..............................      --         --       61      --          519          --              --              --
Repurchase of common stock.........      --         --      (11)     --           (5)         --              --              --
Deferred stock-based compensation
 related to grants of stock
 options...........................      --         --       --      --        3,652          --          (3,652)             --
Conversion of preferred stock into
 common stock in connection with
 the Company's IPO.................  (9,033)   (12,876)  10,280      10       12,866          --              --              --
Conversion of preferred stock into
 common stock in connection with
 the Marketwave acquisition........  (1,320)    (2,641)   1,320       1        2,640          --              --              --
Issuance of common stock in
 connection with the NeoVista
 acquisition.......................      --         --    1,779       2      122,898          --              --              --
Exercise of warrants for shares of
 common stock......................      --         --      350      --          245          --              --              --
Amortization of deferred
 stock-based compensation..........      --         --       --      --           --          --           4,344              --
Net loss...........................      --         --       --      --           --          --              --              --
                                     ------   --------   ------    ----     --------       -----         -------         -------
Balances, March 31, 2000...........      --         --   27,277      27      191,300        (213)         (4,237)             --
Exercise of stock options and
 warrants..........................      --         --      566      --          930          --              --              --
Issuance of common stock for
 cash..............................      --         --      176      --          923          --              --              --
Repurchase of common stock.........      --         --     (365)     --         (307)         --              --              --
Forgiveness of notes receivable
 from stockholders.................      --         --       --      --           --         213              --              --
Issuance of common stock in
 connection with the Tantau
 acquisition.......................      --         --    1,667       3       53,966          --              --              --
Issuance of common stock in
 connection with the Pilot
 acquisition.......................      --         --      974       1       19,422          --              --              --
Amortization of deferred
 stock-based compensation..........      --         --       --                               --           2,190              --
Deferred stock-based compensation
 relating to options cancelled,
 net...............................      --         --       --      --       (1,238)         --           1,024              --
Comprehensive loss:
 Foreign currency translation
   loss............................      --         --       --      --           --          --              --             (35)
 Net loss..........................      --         --       --      --           --          --              --              --
       Total comprehensive loss....      --         --       --      --           --          --              --
                                     ------   --------   ------    ----     --------       -----         -------         -------
Balances, March 31, 2001...........      --   $     --   30,295    $ 31     $264,996       $  --         $(1,023)        $   (35)
                                     ======   ========   ======    ====     ========       =====         =======         =======


                                     ACCUMULATED
                                       DEFICIT       TOTAL
                                     -----------   ---------
Balances, March 31, 1997...........   $  (1,969)   $   3,914
Issuance of Series C preferred
 stock, net........................          --           63
Issuance of Series C.1 preferred
 stock, net........................          --          750
Exercise of stock options..........          --           31
Comprehensive loss:
 Foreign currency translation
   loss............................          --           --
 Net loss..........................      (4,201)      (4,201)
                                      ---------    ---------
       Total comprehensive loss....      (4,201)      (4,201)
                                      ---------    ---------
Balances, March 31, 1998...........      (6,170)         557
Issuance of restricted common stock
 in exchange for services..........          --          167
Issuance of common shares for
 cash..............................          --            3
Issuance of common stock in
 exchange for notes receivable.....          --           --
Issuance of Series C.1 preferred
 stock, net........................          --          370
Issuance of Series C.2 preferred
 stock, net........................          --        1,521
Issuance of Series D preferred
 stock and conversion of notes
 payable, net......................          --        2,003
Issuance of Series E preferred
 stock, Net........................          --        4,980
Deferred stock-based compensation
 related to grants of stock
 options...........................          --           --
Amortization of deferred
 stock-based compensation..........          --        1,325
Exercise of stock options..........          --           99
Repurchase of common stock.........          --          (10)
Net loss...........................      (7,601)      (7,601)
                                      ---------    ---------
Balances, March 31, 1999...........     (13,771)       3,414
Exercise of stock options..........          --          874
Issuance of common stock in
 connection with the Company's IPO,
 net...............................          --       40,815
Issuance of common stock for
 cash..............................          --          519
Repurchase of common stock.........          --           (5)
Deferred stock-based compensation
 related to grants of stock
 options...........................          --           --
Conversion of preferred stock into
 common stock in connection with
 the Company's IPO.................          --           --
Conversion of preferred stock into
 common stock in connection with
 the Marketwave acquisition........          --           --
Issuance of common stock in
 connection with the NeoVista
 acquisition.......................          --      122,900
Exercise of warrants for shares of
 common stock......................          --          245
Amortization of deferred
 stock-based compensation..........          --        4,344
Net loss...........................     (21,119)     (21,119)
                                      ---------    ---------
Balances, March 31, 2000...........     (34,890)     151,987
Exercise of stock options and
 warrants..........................          --          930
Issuance of common stock for
 cash..............................          --          923
Repurchase of common stock.........          --         (307)
Forgiveness of notes receivable
 from stockholders.................          --          213
Issuance of common stock in
 connection with the Tantau
 acquisition.......................          --       53,969
Issuance of common stock in
 connection with the Pilot
 acquisition.......................          --       19,423
Amortization of deferred
 stock-based compensation..........          --        2,190
Deferred stock-based compensation
 relating to options cancelled,
 net...............................          --         (214)
Comprehensive loss:
 Foreign currency translation
   loss............................          --
 Net loss..........................    (211,219)
                                      ---------
       Total comprehensive loss....                 (211,254)
                                      ---------    ---------
Balances, March 31, 2001...........   $(246,109)   $  17,860
                                      =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ACCRUE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED MARCH 31,
                                                              --------------------------------
                                                               1999        2000        2001
                                                              -------    --------    ---------
Cash flows from operating activities:
  Net loss..................................................  $(7,601)   $(21,119)   $(211,219)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Write-off of purchased in-process research and
     development............................................       --         650        4,503
    Goodwill impairment charge..............................       --          --      139,665
    Common stock issued for services........................      167          --           --
    Fixed assets written off................................       --          --          309
    Depreciation and amortization...........................      240      11,460       50,475
    Provision for sales returns and doubtful accounts.......      237         191        3,628
    Amortization of discount on line of credit..............       --           7           --
    Stock-based compensation expense........................    1,325       4,344        2,190
    Changes in operating assets and liabilities, net of
     acquisitions:
      Accounts receivable...................................   (1,394)     (4,084)       1,953
      Prepaid expenses and other current assets.............     (131)     (1,477)         856
      Other assets..........................................     (127)         76           87
      Accounts payable......................................      333         (69)        (830)
      Accrued liabilities...................................      486       1,654          784
      Accrued liabilities, merger...........................       --      (2,578)      (2,877)
      Deferred revenue......................................      922       1,731       (2,232)
                                                              -------    --------    ---------
        Net cash used in operating activities...............   (5,543)     (9,214)     (12,708)
                                                              -------    --------    ---------
Cash flows from investing activities:
  Acquisition of property and equipment.....................     (531)     (1,651)      (1,739)
  Cash acquired in NeoVista acquisition.....................       --         436           --
  Acquisitions of Tantau and Pilot, net of cash acquired....       --          --       (4,964)
                                                              -------    --------    ---------
        Net cash used in investing activities...............     (531)     (1,215)      (6,703)
                                                              -------    --------    ---------
Cash flows from financing activities:
  Proceeds from short-term borrowings.......................       --          --        2,000
  Proceeds from equipment loan..............................       --         584           --
  Proceeds from notes payable...............................      500          --           --
  Proceeds from stock options and warrants exercised........       99       1,119          930
  Proceeds from issuance of common stock....................        3         519          923
  Repurchase of common stock................................      (10)         (5)        (307)
  Repayment of short term borrowings........................       --          --       (1,450)
  Repayment of equipment loan...............................     (100)     (3,711)        (186)
  Increase in restricted cash related to short-term
    commitments.............................................       --          --       (2,000)
  Increase in restricted cash related to long-term
    commitments.............................................       --          --         (297)
  Proceeds from issuance of preferred stock, net of issuance
    costs...................................................    7,874          --           --
  Proceeds from initial public offering, net of issuance
    costs...................................................       --      40,815           --
                                                              -------    --------    ---------
  Net cash provided by (used in) financing activities.......    8,366      39,321         (387)
  Effect of exchange rate changes on cash...................       --          --           (5)
                                                              -------    --------    ---------
  Net increase (decrease) in cash and cash equivalents......    2,292      28,892      (19,803)
Cash and cash equivalents, beginning of year................      570       2,862       31,754
                                                              -------    --------    ---------
Cash and cash equivalents, at end of year...................  $ 2,862    $ 31,754    $  11,951
                                                              =======    ========    =========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    47    $     49    $     110
  Deferred stock-based compensation related to grants of
    stock options...........................................  $ 6,254    $  3,652    $      --
  Notes payable converted to preferred stock................  $ 1,000    $     --    $      --
  Common stock issued in connection with acquisitions of
    NeoVista, Tantau, and Pilot.............................  $    --    $122,900    $  73,392

  The accompanying notes are an integral part of these consolidated financial statements.

                             ACCRUE SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- FORMATION AND BUSINESS OF ACCRUE:

     Accrue Software, Inc. ("Accrue" or the "Company") was formed in February 1996 and is a provider of enterprise e-business analysis solutions. Accrue's principal products, Accrue Insight, Hit List and our analytics platforms which include Pilot, Decision Series, and Infocharger are an e-business analysis software that enable business decision makers to address critical marketing and merchandising initiatives concerning the effectiveness of their web-sites. These initiatives encourage web-site visitors to stay longer, buy more, and come back more often. Accrue products offer users detailed web-site traffic information, visitor data, and content effectiveness metrics. Web-site managers and marketers can analyze this data to make merchandising and marketing decisions that maximize revenue, profit and customer retention. Accrue also provides professional services to assist customers in Accrue product deployment.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, the Accrue has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. For the fiscal period ended March 31, 2001, the Accrue incurred losses from operations of $212.4 million and negative cash flows from operations of $12.7 million. As of March 31, 2001, the Accrue had an accumulated deficit of $246.1 million. Management expects operating losses and negative cash flows to continue in fiscal year 2002 to decline in projected revenues in comparison to prior fiscal year. Management has taken action in February 2001 and April 2001 to reduce headcount. Also, to fund fiscal year 2002 operations Accrue generated approximately $5.0 million from the sale of certain intellectual property in June 2001 (see Note 12). Certain costs, such as employee costs, could be reduced further if working capital decreased significantly. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue's ability to achieve its intended business objectives.

  Principles of consolidation

     These consolidated financial statements include the accounts of Accrue and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Certain risks and concentrations

     Majority of Accrue's cash and cash equivalents at March 31, 2001 are on deposit with one U.S. financial institution.

     Accrue performs ongoing credit evaluations of its customers and collateral is not required. Accrue maintains allowances for potential returns and credit losses.

     At March 31, 2000 and March 31, 2001, no customers individually accounted for more than 10% of accounts receivable.

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

                             ACCRUE SOFTWARE, INC.

  Use of estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Foreign Currency Translation

     The functional currency of Accrue's wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains and losses were not material in all periods presented.

  Financial instruments

     Financial instruments that potentially subject Accrue to concentrations of credit risks principally comprise cash and cash equivalents. Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. Cash equivalents present insignificant risk of changes in value because of interest rate changes. Accrue has not experienced significant losses relating to any investment instruments.

     The amounts reported for cash equivalents, accounts receivables, and short-term borrowings are considered to approximate fair values due to short maturities.

     At March 31, 2001, the Company has restricted cash of approximately $2.3 million related to letter of credit facilities with a bank, which had terms in excess of one year. The current portion of restricted cash of $2.0 million has been included in "prepaid expenses and other current assets", while the long-term balance of $0.3 million has been included in "other assets".

  Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment...................  5 years
Software.............................  3 years
Furniture and fixtures...............  5 - 7 years
Leasehold improvements...............  Shorter of the lease term or the estimated useful life

     Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

  Intangible assets

     Intangible assets are stated at cost less accumulated amortization and consist of goodwill, assembled workforce and developed technology and are amortized on a straight line basis over three years. See Note 3 -- Business Combinations.

                             ACCRUE SOFTWARE, INC.

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

  Revenue recognition

     Accrue recognizes product revenues upon customer acceptance of product installation when a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. Accrue generally does not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns are recorded at the time the products are shipped.

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

  Advertising expense

     Accrue accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended March 31, 1999, 2000 and 2001 was $52,000, $203,000 and $888,000, respectively.

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

                             ACCRUE SOFTWARE, INC.

  Stock-based compensation

     Accrue accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, and "Accounting for Stock Issued to Employees," Financial Accounting Standard Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25," and complies with the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Accrue's stock and the exercise price. Accrue accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Connection with Selling Goods or Services."

  Net loss per share

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options and shares subject to repurchase were not included in the computation of diluted net loss per share because the effect would be antidilutive.

     A reconciliation of shares used in the calculation of net loss per share follows:

                                                               YEARS ENDED MARCH 31,
                                                     -----------------------------------------
                                                        1999          2000            2001
                                                     ----------    -----------    ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss per share, basic and diluted:
  Net loss.........................................   $(7,601)      $(21,119)      $(211,219)
                                                      =======       ========       =========
  Weighted average shares of common stock
     outstanding...................................     5,800         17,784          29,304
  Less: Weighted average shares subject to
     repurchase....................................    (1,130)        (1,962)         (1,346)
                                                      -------       --------       ---------
  Shares used in computing net loss per share,
     basic and diluted.............................     4,670         15,822          27,958
                                                      =======       ========       =========
  Net loss per share, basic and diluted............   $ (1.63)      $  (1.33)      $   (7.55)
                                                      =======       ========       =========
  Antidilutive options and shares subject to
     repurchase not included in loss per share
     calculations..................................    14,319          5,229           6,978
                                                      =======       ========       =========

  Comprehensive loss

     Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented in the accompanying statements of stockholders' equity and comprehensive loss.

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accrue will adopt SFAS No. 133, as amended, effective April 1, 2001 but does not expect that it will have a material impact on its consolidated financial statements. To date, Accrue has not engaged in derivative or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to

                             ACCRUE SOFTWARE, INC.

revenue recognition policies. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of Accrue.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, and did not have a material effect on the financial position or results of operations of Accrue.

  Fiscal accounting periods

     Beginning in October 2000, Accrue has adopted fiscal accounting and reporting periods with a year including 52 weeks ending nearest to March 31st.

NOTE 3 -- BUSINESS COMBINATIONS:

  Pooling-of-interests combination

     On September 30, 1999, Accrue completed a merger with Marketwave Corporation ("Marketwave") in which Marketwave became a wholly-owned subsidiary of Accrue. 2,880,475 shares of common stock were issued in exchange for all the outstanding common stock of Marketwave based on a conversion ratio of .1858 shares of Accrue common stock for each share of Marketwave.

     Accrue also assumed the remaining outstanding Marketwave stock options that were subsequently exercised for 344,786 shares of Accrue's common stock. The transaction was accounted for as a pooling of interests in fiscal year 2000; therefore, Accrue's financial statements have been restated for all periods prior to the business combination to include the combined financial results of Accrue and Marketwave.

     The following table shows the historical results of Accrue and Marketwave for the periods prior to the consummation of the merger of the two entities:

                                                           YEAR ENDED    SIX MONTHS ENDED
                                                           MARCH 31,      SEPTEMBER 30,
                                                              1999             1999
                                                           ----------    ----------------
                                                                   (IN THOUSANDS)
Revenues
  Accrue...............................................     $ 2,952          $ 4,498
  Marketwave...........................................       1,732            2,238
                                                            -------          -------
          Total........................................     $ 4,684          $ 6,736
                                                            =======          =======
Net loss
  Accrue as previously reported........................     $(6,643)         $(7,250)
  Marketwave as previously reported....................        (958)            (938)
                                                            -------          -------
          Total........................................     $(7,601)         $(8,188)
                                                            =======          =======

  Purchase combination

     On January 14, 2000, Accrue acquired privately-held, NeoVista Software, Inc. ("NeoVista"). In exchange for the acquisition of all of NeoVista's outstanding capital stock, Accrue issued NeoVista shareholders 1,782,078 shares of its common stock and reserved approximately 550,000 additional shares for issuance upon the exercise of stock options and warrants of NeoVista which will be assumed by Accrue. The

                             ACCRUE SOFTWARE, INC.

transaction was accounted for using the purchase method of accounting and the results of operations of NeoVista have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $127.9 million, of which $0.7 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects.

     Intangibles of $2.4 million acquired included developed technology, assembled workforce, sales channel/ customer relationships and trademarks. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $127.9 million was recorded and is being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $10.9 million and $34.9 million were recorded for fiscal year 2000 and fiscal year 2001, respectively.

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

                                                               MARCH 31,
                                                         ----------------------
                                                           1999         2000
                                                         ---------    ---------
                                                         (IN THOUSANDS, EXCEPT
                                                         PER SHARE INFORMATION)
Revenue................................................  $  9,016     $ 21,428
Net loss...............................................  $(54,805)    $(63,239)
Net loss per share, basic and diluted..................  $  (8.50)    $  (4.00)

     On July 14, 2000, Accrue acquired specific assets of the Infocharger division (Infocharger) of Tantau Software International, Inc. (Tantau). In exchange for specific assets of Infocharger, Accrue issued 1,667,667 shares of its common stock in addition to a cash payment of $5 million. The transaction was accounted for using the purchase method of accounting and the results of operations of Infocharger have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $59.2 million, of which $1.5 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects.

     Tangible net assets acquired were $0.3 million. Intangibles of $2.7 million acquired included developed technology and assembled workforce. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $54.7 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $10.9 million was recorded for fiscal year 2001.

     On September 20, 2000, Accrue acquired Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc. ("Pilot"). In exchange for the

                             ACCRUE SOFTWARE, INC.

acquisition of all of Aviator Holding Corporation's outstanding common stock, Accrue issued 974,273 shares of its common stock. The transaction was accounted for as a purchase. The results of operations of Pilot have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $29.5 million, of which $3.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects.

     Tangible assets of $1.8 million acquired included cash and marketable securities, receivables, prepaid, and fixed assets. Intangibles of $8.7 million acquired included developed technology, core technology, acquired workforce and customer list. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $16.0 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $3.8 million was recorded for fiscal year 2001.

     The following unaudited pro forma financial information reflects the results of operations for the year ended March 31, 2000 and March 31, 2001, as if the acquisitions of Tantau and Pilot had occurred on April 1, 1999. The pro forma results exclude the $4.5 million nonrecurring write-off of in-process research and development for the year ended March 31, 2001, and include amortization of intangibles of $14.6 million and $7.9 million for the year ended March 31, 2000 and March 31, 2001, respectively. The historical results of Tantau are based on its results of operations for the period from February 11, 1999 (inception) to December 31, 1999 and for six months ended June 30, 2000. The historical results of Pilot are based on its results of operations for twelve months ended December 31, 1999 and nine months ended September 30, 2000.

                                                               MARCH 31,
                                                        -----------------------
                                                          2000          2001
                                                        ---------    ----------
                                                         (IN THOUSANDS, EXCEPT
                                                        PER SHARE INFORMATION)
Revenue...............................................  $ 34,537     $  31,203
Net loss..............................................  $(53,250)    $(185,564)
Net loss per share, basic and diluted.................  $  (3.37)    $   (6.64)

NOTE 4 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

  Accounts receivable

                                                                MARCH 31,
                                                            -----------------
                                                             2000      2001
                                                            ------    -------
Accounts receivable.......................................  $6,696    $ 5,319
Less: Allowance for sales returns and doubtful accounts...    (417)    (3,451)
                                                            ------    -------
                                                            $6,279    $ 1,868
                                                            ======    =======

                             ACCRUE SOFTWARE, INC.

  Prepaid expenses and other current assets

                                                                MARCH 31,
                                                             ----------------
                                                              2000      2001
                                                             ------    ------
Prepaid expenses...........................................  $  695    $  641
Restricted cash, current portion...........................      --     2,000
Other current assets.......................................     337       141
                                                             ------    ------
                                                             $1,032    $2,782
                                                             ======    ======

  Property and equipment

                                                                MARCH 31,
                                                            -----------------
                                                             2000      2001
                                                            ------    -------
Computer equipment........................................  $1,944    $ 3,053
Software..................................................     411        722
Furniture and fixtures....................................     539        727
Leasehold improvements....................................     211        308
                                                            ------    -------
                                                             3,155      4,810
Less: Accumulated depreciation............................    (902)    (1,887)
                                                            ------    -------
                                                            $2,253    $ 2,923
                                                            ======    =======

  Intangible assets

                                                              MARCH 31,
                                                         --------------------
                                                           2000        2001
                                                         --------    --------
Goodwill and intangibles, cost.........................  $130,309    $ 70,732
Less: Accumulated amortization.........................   (10,859)    (60,349)
                                                         --------    --------
Goodwill and intangibles, net..........................  $119,450    $ 10,383
                                                         ========    ========

  Goodwill impairment charge

     During fiscal year 2001, Accrue performed impairment assessments of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of NeoVista, Infocharger and Pilot, which were completed on January 14, July 18 and August 24, 2000, respectively. Accrue's assessments were performed primarily as a result of the decline in revenues in the second half of the fiscal year 2001, the anticipated decline in the projected operating results due to the overall decline in the e-commerce industry and the significant decline in its stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded the market capitalization prior to the impairment charge. As a result of the review, Accrue recorded a charge of $139.7 million in fiscal year 2001 to reduce its enterprise level goodwill. The charge was determined based upon the estimated discounted cash flows using a discount rate of 20%. The assumptions supporting the cash flows including the discount rate were determined using Accrue's best estimates. The remaining balance of identifiable intangibles of approximately $10.4 million will be amortized over the remaining useful life of approximately 20 months, which Accrue considers appropriate.

                             ACCRUE SOFTWARE, INC.

  Accrued liabilities

                                                                MARCH 31,
                                                             ----------------
                                                              2000      2001
                                                             ------    ------
Compensation...............................................  $  732    $1,341
Commission payable.........................................   1,075       393
Accrued professional fees..................................      95       821
Customer advances..........................................      --       480
Sales tax..................................................     116       132
Other......................................................     763     1,239
                                                             ------    ------
                                                             $2,781    $4,406
                                                             ======    ======

NOTE 5 -- COMMITMENTS:

     Accrue leases office space under operating leases with various expiration dates through 2004. Minimum future lease payments are as follows (in thousands):

                                                             OPERATING
                   YEAR ENDING MARCH 31,                      LEASES
                   ---------------------                     ---------
2002.......................................................   $1,458
2003.......................................................      527
2004.......................................................      109
                                                              ------
                                                              $2,094
                                                              ======

     Rent expense was $293,000, $436,000 and $1,014,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

NOTE 6 -- BORROWINGS:

     On May 25, 1999, Accrue entered into an irrevocable commitment with a financial institution for a working capital line of credit under which Accrue can borrow up to an aggregate of $2,000,000. This line of credit expires in June 2001. This line of credit has a borrowing base of the lesser of 80% of eligible accounts receivable or $2,000,000. Advances against the line of credit bear interest at prime plus 1% to prime plus 5%, depending upon certain conditions. In connection with the line of credit agreement, Accrue has a commitment fee of $15,000 and granted the financial institution a warrant to purchase 14,000 shares of common stock. On May 16, 2000, the financial institution elected to exercise the warrant and 14,000 shares of Accrue common stock were issued.

     As part of the NeoVista acquisition, Accrue assumed subordinated promissory notes of NeoVista. The outstanding borrowings are collateralized by the capital equipment purchases made under the promissory notes. The notes bear interest at effective rates ranging from 13.7% to 14.7% per annum. The balance of the subordinated promissory notes was paid off in fiscal year 2001.

     As part of the Pilot acquisition, Accrue assumed a line of credit of $1,450,000 drawn by Pilot prior to the acquisition. Accrue paid off the line of credit in fiscal year 2001. The line of credit bore interest at prime.

NOTE 7 -- STOCKHOLDERS' EQUITY:

  Convertible preferred stock

     At March 31, 2000, all of the 10,353,000 issued and outstanding shares of Accrue's convertible preferred stock were converted into common stock. 9,033,000 shares were converted into common stock in connection

                             ACCRUE SOFTWARE, INC.

with Accrue's initial public offering and the remaining 1,320,000 shares were converted into common stock in connection with the Marketwave acquisition.

  Common stock

     On August 4, 1999, Accrue issued 4,485,200 shares of its common stock at an initial public offering price of $10 per share, raising $44,852,000 in gross proceeds. Offering proceeds to Accrue, net of approximately $4,040,000 in aggregate underwriters discounts, commissions and related offering expenses, were approximately $40,810,000. Upon closing of the initial public offering, all outstanding shares of Accrue's convertible preferred stock were converted into 10,280,000 shares of common stock.

  Common stock warrants

     In May 1996, Accrue issued a warrant to purchase 350,000 shares of common stock of Accrue at an exercise price of $0.70 per share for $4,000 in cash to a stockholder. The cash proceeds were recorded in additional paid-in capital. The warrant was exercised at the time of the initial public offering.

     On May 23, 1999, Accrue issued an option to purchase 20,000 shares of common stock to a director and investment affiliate. The option vests over 4 years and has a life of 10 years. Accrue valued the options using the Black-Scholes method and is amortizing the value as general and administrative expense over the term of the option.

  Stock option plans

     Under Accrue's 1996 Stock Option Plan (the "Plan"), as amended, Accrue is authorized to issue up to 9,930,000 shares of common stock. Under the Plan, incentive options to purchase Accrue's common stock may be granted to employees at prices not lower than fair market value at the date of grant, as determined by the Board of Directors. Non-qualified stock options may be granted to employees, directors and consultants, at prices not lower than 85% of fair market value at the date of grant, as determined by the Board of Directors. The Board also has the authority to set the term of the options (no longer than ten years from date of grant). Options granted generally vest over four years. Unexercised options expire 30 days after termination of employment with Accrue.

     In May 1999, the Board of Directors and stockholders approved the 1999 Directors' Option Plan ("Directors' Plan"). The Directors' Plan provides for automatic grant of an option to purchase 50,000 shares of common stock upon election of each non-employee director and an additional option to purchase 5,000 shares of common stock annually thereafter. The Directors' Plan provides that initial options shall become exercisable in installments as to 1/48 of the number of shares subject to the option each month after the date of grant. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of Accrue's common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. Accrue reserved 250,000 shares of common stock for issuance under the Directors' Plan.

     Accrue has, in connection with the purchase of Marketwave, assumed the stock option plan of Marketwave. A total of 566,000 shares of Accrue's common stock have been reserved for issuance under the assumed plan.

     Accrue has, in connection with the purchase of NeoVista, assumed the stock option plan of NeoVista, and issued approximately 550,000 options and warrants to purchase shares of its common stock in exchange for all options and warrants to purchase shares of NeoVista common stock.

                             ACCRUE SOFTWARE, INC.

     Concurrent with the acquisition of Pilot, Accrue initiated the 2000 Non-Executive Stock Option Plan in September 2000. 743,000 shares were granted to former Pilot employees who joined Accrue subsequent to the acquisition.

     Activity under the Plans is as follows:

                                                                 OUTSTANDING OPTIONS
                                                  -------------------------------------------------
                                       SHARES                                  WEIGHTED
                                      AVAILABLE                                 AVERAGE
                                         FOR       NUMBER        EXERCISE      AGGREGATE   EXERCISE
                                        GRANT     OF SHARES       PRICE          PRICE      PRICE
                                      ---------   ---------   --------------   ---------   --------
                                                    (IN THOUSANDS EXCEPT SHARE DATA)
Balances, March 31, 1997............      891       1,416     $0.01 - $ 0.28   $     79     $ 0.06
  Shares reserved...................      400          --                 --         --         --
  Options granted...................   (1,123)      1,123     $0.28 - $ 0.35        342     $ 0.30
  Options exercised.................       --        (463)    $0.01 - $ 0.35        (30)    $ 0.06
  Options canceled..................      304        (304)    $0.01 - $ 0.35        (51)    $ 0.17
                                       ------      ------                      --------
Balances, March 31, 1998............      472       1,772     $0.01 - $ 0.35        340     $ 0.19
  Shares reserved...................    4,352          --                 --         --         --
  Options granted...................   (3,686)      3,686     $0.12 - $ 0.75        747     $ 0.20
  Options exercised.................       --      (2,365)    $0.01 - $ 0.35       (312)    $ 0.14
  Options canceled..................      533        (533)    $0.01 - $ 0.35       (112)    $ 0.21
                                       ------      ------                      --------
Balances, March 31, 1999............    1,671       2,560     $0.01 - $ 0.75        663     $ 0.26
  Shares reserved...................    1,948          --                 --         --         --
  Options granted...................   (3,206)      3,206     $0.44 - $50.81     48,018     $14.98
  Options exercised.................       --      (2,130)    $0.01 - $12.92       (874)    $ 0.48
  Options canceled..................      399        (399)    $0.12 - $50.38     (4,956)    $12.33
                                       ------      ------                      --------
Balances, March 31, 2000............      812       3,237     $0.01 - $50.81     42,851     $13.07
  Shares reserved...................    3,618          --                 --         --         --
  Options granted...................   (5,713)      5,713     $0.19 - $33.88     59,428     $10.46
  Options exercised.................       --        (552)    $0.12 - $ 9.00       (929)    $ 1.68
  Options canceled..................    1,918      (1,918)    $0.12 - $50.38    (37,517)    $19.56
                                       ------      ------                      --------
Balances, March 31, 2001............      635       6,480     $0.12 - $50.38   $ 63,698     $ 9.83
                                       ======      ======                      ========

                             ACCRUE SOFTWARE, INC.

     The following table summarizes information with respect to stock options outstanding at March 31, 2001:

                 OPTIONS OUTSTANDING                      OPTIONS CURRENTLY
-----------------------------------------------------        EXERCISABLE
                                WEIGHTED                ----------------------
                                 AVERAGE     WEIGHTED                 WEIGHTED
                                REMAINING    AVERAGE                  AVERAGE
                   NUMBER      CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
EXERCISE PRICE   OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------   -----------   -----------   --------   -----------   --------
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
    $0.12              81         7.51        $ 0.12         35        $ 0.12
$ 0.19 - $ 0.75       774         9.76        $ 0.55         34        $ 0.44
$ 1.00 - $ 1.88     2,221         9.72        $ 1.04         63        $ 1.00
$ 2.00 - $ 2.88       503         9.71        $ 2.21         53        $ 2.16
$ 4.14 - $ 9.00       533         8.47        $ 6.09        393        $ 5.42
$12.92 - $19.44     1,308         9.35        $17.46         62        $18.80
$21.44 - $24.00       623         9.10        $22.44         96        $21.44
$31.50 - $33.88        69         9.24        $33.46          3        $31.50
$42.00 - $50.81       368         8.81        $48.52        115        $48.81
                    -----                                   ---
                    6,480                                   854
                    =====                                   ===

     At March 31, 1999, 2000 and 2001 vested options to purchase 124,000, 525,000 and 854,000 shares of common stock respectively, were unexercised.

  Employee Stock Purchase Plan

     In May 1999, the Board of Directors and stockholders approved the 1999 Employee Stock Purchase Plan ("Purchase Plan").

     Accrue intends for the Purchase Plan to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of Accrue's common stock at the beginning or end of the offering period. Accrue has reserved 700,000 shares of common stock for issuance under the Purchase Plan. Accrue issued 61,000 and 126,000 share for employee stock purchases in years ended March 31, 2000 and 2001, respectively. At March 31, 2000 and 2001, 634,000 and 463,000 shares, respectively, remained available for purchase under the Purchase Plan.

  Stock-based compensation

     During 1999, Accrue issued stock purchase rights and options to certain employees under the Plan with exercise prices below the deemed fair market value of Accrue's common stock at the date of grant. In accordance with the requirements of APB 25, Accrue has recorded deferred stock-based compensation for the differences between the purchase price of stock issued to employees under stock purchase rights or the exercise price of the stock options and the deemed fair market value of Accrue's stock at the date of grant. This deferred stock-based compensation is amortized to expense over the period during which Accrue's right to repurchase the stock lapses or options become exercisable, generally four years. At March 31, 2001, Accrue has recorded deferred stock-based compensation related to these options in the total amount of $9,906,000, of which $1,325,000, $4,344,000 and $2,190,000 had been amortized to expense during the years ended March 31, 1999, 2000 and 2001, respectively.

     In January 2001, Mr. Rick Kreysar stepped down from his role as president and chief executive officer. Mr. Kreysar's vesting in his option was accelerated by one year based on his employment agreement with

                             ACCRUE SOFTWARE, INC.

Accrue. Approximately $1,104,000 was recorded in stock based compensation expense for the year end of March 31, 2001 related to the acceleration of the vesting in his option.

     If the stock-based compensation for the periods had been allocated across the relevant functional expense categories within operating expenses, the allocation would be as follows:

                                                                   MARCH 31,
                                                           --------------------------
                                                            1999      2000      2001
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Research and development.................................  $  486    $1,492    $  764
Sales and marketing......................................     384     1,263       636
General and administrative...............................     455     1,589       790
                                                           ------    ------    ------
                                                           $1,325    $4,344    $2,190
                                                           ======    ======    ======

     The following information is presented in accordance with the disclosure requirements of SFAS 123. The fair value of each option grant to employees has been estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants:

                                                           1999       2000       2001
                                                          -------    -------    -------
Risk-free interest rates................................     4.91%      6.75%      4.64%
Expected life...........................................  5 years    5 years    5 years
Expected dividends......................................       --         --         --
Volatility..............................................       --        120%       192%

     The weighted average fair value of the options granted was $0.14, $14.32 and $9.43 per share for the years ended March 31, 1999, 2000 and 2001, respectively.

     Had compensation expense for the stock plans been determined based on the fair value at the grant date for options granted in 1999, 2000 and 2001, consistent with the provisions of SFAS 123, the pro forma net loss would have been reported as follows:

                                                      1999        2000        2001
                                                     -------    --------    ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                               INFORMATION)
Net loss -- as reported............................  $(7,601)   $(21,119)   $(211,219)
Net loss -- pro forma..............................  $(7,710)   $(24,546)   $(235,393)
Net loss per share -- as reported..................  $ (1.63)   $  (1.33)   $   (7.55)
Net loss per share -- pro forma....................  $ (1.65)   $  (1.55)   $   (8.42)

     Such pro forma disclosures may not be representative of future compensation cost because options generally vest over several years and additional grants are made each year.

NOTE 8 -- PROFIT SHARING PLAN:

     Accrue sponsors a 401(k) Profit Sharing Plan covering all of its domestic employees. Under this plan, participating employees may elect to contribute up to 20% of their cash compensation, subject to certain limitations. Accrue may elect to make contributions to the plan at the discretion of the Board of Directors. No contributions have been made by Accrue at March 31, 2001. All employee contributions are 100% vested.

NOTE 9 -- INCOME TAXES:

     There was no provision for income taxes for the years ended March 31, 1999, 2000, and 2001, respectively.

                             ACCRUE SOFTWARE, INC.

     At March 31, 2001, Accrue has federal and state net operating loss carryforwards of approximately $99,334,000 and $64,791,000, respectively, available to offset future regular and alternative minimum taxable income, if any. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011 and the state net operating loss carryforwards has begun to expire in 2001. Approximately $52.7 million and $10.0 million of federal and state net operating loss carryforwards, respectively, related to acquired entities will expire beginning in 2002.

     In addition, Accrue has federal and state tax credits of approximately $2,981,000 and $1,791,000, respectively, to offset future tax liabilities, if any. These credits will begin to expire in 2016.

     For federal and state tax purposes, a portion of Accrue's net operating loss carryforwards may be subject to certain limitations on utilization in case of a change in ownership, as defined by federal and state tax law.

     Temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                              MARCH 31,
                                                         --------------------
                                                           2000        2001
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets and liabilities:
  Net operating loss carryforwards.....................  $ 23,886    $ 35,730
  Capitalized start up costs...........................     3,122           2
  Capitalized research and development costs...........        --       2,745
  Research and development credit......................     3,823       4,163
  Other................................................     3,243         565
                                                         --------    --------
                                                           34,074      43,205
  Intangibles due to acquisitions......................        --      (4,126)
                                                         --------    --------
Deferred tax assets....................................    34,074      39,079
                                                         --------    --------
Valuation allowance....................................   (34,074)    (39,079)
                                                         --------    --------
                                                         $     --    $     --
                                                         ========    ========

     Accrue has recorded a full valuation allowance due to uncertainties concerning the recovery of the deferred tax assets. The valuation allowance increased by $2,808,000, $28,527,000 and $5,005,000 in 1999 and 2000 and 2001,
respectively.

     The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

                                                          MARCH 31,
                                                ------------------------------
                                                 1999       2000        2001
                                                -------   --------    --------
                                                        (IN THOUSANDS)
Tax provision at statutory rates..............  $(2,584)  $ (7,180)   $(71,756)
State taxes, net of federal benefit...........     (443)    (1,232)    (12,122)
Permanent differences and other...............       69      4,469      79,496
Research and development credit...............      150         --        (623)
Increase in valuation allowance...............    2,808     28,527       5,005
Benefit assumed by acquisition of NeoVista....       --    (24,584)         --
                                                -------   --------    --------
          Total provision for income taxes....  $    --   $     --    $     --
                                                =======   ========    ========

                             ACCRUE SOFTWARE, INC.

NOTE 10 -- SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION:

     Accrue has one reportable segment. Management uses one measurement of profitability for its business. Accrue markets its products and related services to customers in many industries in the United States, Europe and Asia-Pac regions. Revenue by geographic region is as follows:

                                                             YEAR ENDED MARCH 31,
                                                         ----------------------------
                                                          1999      2000       2001
                                                         ------    -------    -------
                                                                (IN THOUSANDS)
United States..........................................  $4,564    $16,693    $20,490
Foreign................................................     120      2,171      5,144
                                                         ------    -------    -------
                                                         $4,684    $18,864    $25,634
                                                         ======    =======    =======

     No customer individually accounted for more than 10% of revenues in 1999, 2000 and 2001.

NOTE 11 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                          FIRST       SECOND       THIRD       FOURTH
                                         QUARTER     QUARTER      QUARTER     QUARTER
                                         --------    --------    ---------    --------
                                         (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
2000
  Total revenue........................  $  3,184    $  3,550    $   4,617    $  7,513
  Gross profit.........................  $  2,850    $  3,085    $   3,924    $  6,237
  Loss from operations.................  $ (2,075)   $ (6,358)   $  (1,794)   $(12,043)
  Net loss attributable to common
     stockholders......................  $ (2,119)   $ (6,070)   $  (1,292)   $(11,638)
  Net loss per share, basic and
     diluted...........................  $  (0.15)   $  (0.37)   $   (0.06)   $  (0.47)
2001
  Total revenue........................  $  9,750    $ 10,035    $   2,500    $  3,349
  Gross profit (loss)..................  $  7,930    $  8,172    $     (43)   $    661
  Loss from operations.................  $(10,667)   $(19,862)   $(136,342)   $(45,542)
  Net loss attributable to common
     stockholders......................  $(10,262)   $(19,517)   $(136,099)   $(45,341)
  Net loss per share, basic and
     diluted...........................  $  (0.40)   $  (0.71)   $   (4.69)   $  (1.52)

NOTE 12 -- SUBSEQUENT EVENTS:

     On June 26, 2001, Accrue Software, Inc., its wholly owned subsidiary NeoVista Software, Inc., and JDA Software Group, Inc. signed a definitive agreement pursuant to which Accrue transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. JDA paid cash of $5.0 million for the transferred assets, and granted back to Accrue a royalty free license to use and distribute the Decision Series software and other related intellectual property in certain market segments.

     On June 28, 2001, the Company entered into a one year accounts receivable purchase agreement with a financial institution under which Accrue can borrow up to an aggregate of $1.5 million, renewable annually. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers and their ages at May 31, 2001 are as follows:

              NAME                AGE                            POSITION
              ----                ---                            --------
Jeffrey S. Walker...............  50    President, Chief Executive Officer and Director
Harrison N. Paist...............  38    Vice President of Finance and Interim Chief Financial
                                        Officer
Bob Page........................  39    Chief Technology Officer
Jonathan D. Becher..............  36    Senior Vice President of Corporate Development and Strategy
Brett Kilpatrick................  42    Vice President of Sales
Judson Groshong.................  50    Vice President of Marketing
Tom Lefort......................  51    Vice President of Product Development
David Folkman(1)................  66    Director
Max D. Hopper(2)................  66    Director
Yorgen Edholm(1)................  46    Director
Zev Laderman(1).................  40    Director
Jonathan Nelson(2)..............  33    Director
Robert Smelick(2)...............  59    Chairman of the Board of Directors

---------------
(1) Member of Audit Committee

(2) Member of Compensation Committee

     Jeffrey S. Walker, President and Chief Executive Officer, joined Accrue and became a director in April 2001. Prior to joining Accrue, from January 2000 to February 2001, Mr. Walker was Chief Executive Officer of ICplanet, an Internet technology company providing recruiting tools for businesses. Prior to his tenure at ICplanet, from August 1998 to December 1999, Mr. Walker was Vice President and Managing Director of Computer Sciences Corporation's (CSC) consulting group where he focused on e-business strategies for startups and corporate clients. Mr. Walker also served as President of Planmetrics, a consulting firm focused on growth and marketing strategies for the energy industry, from March 1997 to August 1998. Prior to that, he was Vice President of CSC Index, a management consulting firm, from April 1992 to March 1997. Mr. Walker holds a B.A. degree from University of Oregon. Currently. Mr. Walker serves on the advisory Board for Chevron's Gulf Lubricants Company.

     Harrison N. Paist, Vice President of Finance and Interim Chief Financial Officer, joined Accrue in February 2000. Mr. Paist oversees the functions of Accounting and Treasury, Order Administration, Facilities and Human Resources. Prior to joining Accrue, from December 1991 to September 1998, Mr. Paist was with Synopsys, Inc., a provider of electronic design automation (EDA) tools for the global electronics market, where he held various positions in the finance and administration area responsible for accounting, financial planning and analysis and enterprise-wide financial systems implementation and enhancement. Prior to Synopsys, from July 1989 to December 1991, Mr. Paist was with software developer, Software Publishing Inc., where he held various positions responsible for domestic and international accounting and reporting. Mr. Paist holds a B.S. in Business Administration from Bloomsburg University of Pennsylvania.

     Bob Page, Chief Technology Officer joined Accrue in February 1996. From March 1989 to February 1996, Mr. Page worked at Sun Microsystems, Inc., a leading manufacturer of UNIX operating platforms, where he served as Chief Scientist with the Network Management group and Principal Investigator with the Advanced Network Applications group. While at Sun Microsystems, Mr. Page served as the Technical Chair of the Desktop Management Task Force, a cross-industry consortium of vendors formed to address issues in connection with personal computers. From 1986 to 1989, Mr. Page was Senior Network Engineer and Operations Manager at University of Massachusetts, Lowell. Mr. Page received his B.S. degree in Computer Science from Fitchburg State College.

     Jonathan D. Becher, Senior Vice President of Corporate Development and Strategy, joined Accrue in January 2000. Prior to this, from March 1996 to January 2000 and from July 1999 to January 2000, he served as Chief Technology Officer and Chief Executive Officer and President respectively of NeoVista Software, Inc., which was acquired by Accrue in January 2000. From March 1995 to March 1996, Mr. Becher served as Director of Applications at MasPar Computer Corporation, a producer of parallel computing products. Mr. Becher holds a B.S. degree in Computer Engineering from University of Virginia and an M.S. degree in Computer Science from Duke University.

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

     Judson Groshong, Vice President of Marketing, joined Accrue in January 2000, as Director of Vertical Market Solutions and Product Management. He has since been promoted to Vice President of Marketing. Prior to joining Accrue, from April 1995 to March 2000, Mr. Groshong spent five years as founder and Vice President of Marketing of NeoVista, which was acquired by Accrue in January 2000. Prior to working at NeoVista, from June 1990 to March 1995 Mr. Groshong was Director of Product Marketing for Pyramid Technology (now a part of Siemens/Nixdorf). Mr. Groshong has a Masters of Science in Mathematics and Computer Science from University of Nevada, and completed graduate studies in biochemistry and microbiology at Ohio State University. He received his Bachelors of Science from University of Oregon.

     Tom Lefort, Vice President of Product Development, joined Accrue in September 2000. Mr. Lefort has over 16 years of experience in the software industry designing, developing and delivering global client/server and Web-based EIS/DSS, OLAP and analytic applications for a variety of industries. Prior to joining Accrue, from April 1988 to September 2000, Mr. Lefort held various management positions in field consulting, applications development and product development at Pilot Software, Inc., which was acquired by Accrue in September 2000. Prior to working at Pilot, from January 1979 to April 1988, he was Manager of New Systems Development at Wyman-Gordon Company where he was responsible for manufacturing, financial and corporate systems development. In addition to a degree in civil engineering, Mr. Lefort earned a Bachelor's degree in Business from Rutgers University. He is also a graduate of Worcester Polytech's School of Industrial Management.

     David Folkman has served as a director of Accrue since December 1999. Mr. Folkman currently serves as Chief Executive Officer, President and a director of On-Site Dental Care, Inc., a private early stage company and since January 1991 he also has served as a principal and director of Regent Pacific Management Corp., a consulting firm whose engagements primarily comprise management and advisory services for a wide range of businesses as well as consumer product firms. During his tenure at Regent Pacific Management, Mr. Folkman devoted one year, from April 1998 to April 1999, as president of Natural Wonders, Inc., a chain of stores in the nature and science gift niche, which subsequently filed a petition for reorganization under Chapter 11 in December 2000. In addition, he served from February 1993 to July 1995, as Chief Executive Officer and President of Esprit de Corp, an apparel manufacturer, wholesaler and retailer. Previously, from April 1987 to December 1990, Mr. Folkman was a general partner of U.S. Venture Partners, managing a venture fund with investments in technology, biomedical and retail start-ups, and from April 1982 to April

1987, he served as Chief Executive Officer and President of The Emporium, a division of Carter Hawley Hale Stores, Inc. (now owned by Federated Department Stores, Inc.). Mr. Folkman holds an B.A. degree in Social Relations from Harvard College and an M.B.A. from Harvard Business School. Mr. Folkman also currently serves as a director of Shoe Pavilion, Inc.

     Max D. Hopper has served as a director of Accrue since March 1999. Mr. Hopper has been the Chief Executive Officer of Max D. Hopper Associates, Inc., an IS management consulting firm, since January 1995. From 1985 to January 1995, he served in various positions at American Airlines, a subsidiary of AMR Corporation, most recently as Senior Vice President, Information Systems and Chairman of the SABRE Group, a provider of information technology services to the travel and transportation industry. Mr. Hopper is also a director of Exodus Communications, Inc., a Web hosting company, Gartner Group, Inc., a provider of information technology research and recommendations, Metrocall, Inc., a provider of local and regional paging service, Payless Cashways, Inc., a building materials specialty retailer, and United Stationers, Inc., a wholesaler of office supplies and equipment. Mr. Hopper received a B.S. degree in Mathematics from University of Houston.

     Yorgen Edholm has served as a director of Accrue since April 2001. Mr. Edholm is currently the Chief Executive Officer of DecisionPoint Applications. From 1989 to January 2001, Mr. Edholm was the President, Chief Executive Officer and co-founder of Brio Technology where he helped grow the company to $150 million in annual sales and over 700 employees. Today, Brio Technology is a worldwide leading provider of business intelligence and analytic solutions. Prior to Brio Technology, from 1985 to 1989, Mr. Edholm was a consultant working for companies such as PepsiCo, Procter & Gamble, General Mills, Kraft Foods and Mobil Chemical. Mr. Edholm also worked for Arthur Young & Company, where he co-founded the company's Decision Support Practice. Mr. Edholm holds an M.S. degree in Engineering Physics from the Royal Institute of Technology, Stockholm and an MBA from the Stockholm School of Economics.

     Zev Laderman has served as a director of Accrue since May 2001. Mr. Laderman was the President and Chief Executive Officer of VerticalNet Solutions until June 2001. Prior to VerticalNet, from August 1999 to September 2000, Mr. Laderman served as Chief Executive Officer for Tradeum, a commerce software provider for business-to-business digital marketplaces that was acquired by VerticalNet in March 2000. From August 1998 to June 1999, Mr. Laderman served as Executive Vice President of Global Sales at RTS Software. Mr. Laderman also served many executive roles at Oracle Corporation from March 1995 to August 1998, most recently as Vice President of Oracle's Industrial Sector of Global Business Unit. Mr. Laderman holds an LLB degree in Law from Hebrew University, an LLM degree in Law from Bar-Ilan University in addition to an MBA from Stanford University's Graduate School of Business.

     Jonathan Nelson served as a director of Accrue from its inception in February 1996 to late 1999, and was re-appointed as a member of the board in January 2001. Mr. Nelson has served as the Board Chairman of Organic, Inc., an online business builder, since November 1993, and also served as its Chief Executive Officer from November 1993 to December 2000. He also served as Accrue's President and Chief Executive Officer from February 1996 until May 1996. Mr. Nelson received a B.A. degree in History and Art History from Allegheny College.

     Robert Smelick has served as a director of Accrue since May 1996. Mr. Smelick is the managing director of Sterling Payot Management, Inc., the general partner of Sterling Payot Capital, L.P., an investment partnership specializing in technology based start-up companies and he is also a managing principal and founding director of Sterling Payot Company, a private investment banking firm. Before founding Sterling Payot Company in 1989, Mr. Smelick was a Managing Director of First Boston Corporation. Prior to that, Mr. Smelick was an investment banking partner of Kidder, Peabody & Co. Mr. Smelick received a B.A. degree from Stanford University and an M.B.A. from Harvard Business School. He also attended University of Melbourne in Melbourne, Australia. Mr. Smelick currently serves as a director of Willamette Industries, a producer of paper products, building materials and related specialty products and services.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from our Proxy Statement under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to ownership of our equity securities by certain beneficial owners and management is incorporated by reference from our Proxy Statement as set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated by reference from our Proxy Statement under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

a. The following documents are filed as part of this Report:

     1. Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheets -- March 31, 2000 and 2001

     Consolidated Statements of Operations -- Three Years Ended March 31, 2001

     Consolidated Statements of Stockholders' Equity -- Three Years Ended March 31, 2001

     Consolidated Statements of Cash Flows -- Three Years Ended March 31, 2001

     Notes to Consolidated Financial Statements -- Three Years Ended March 31, 2001

     2. Exhibits

     See Exhibit Index.

     3. Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts is filed on page 58 of this report

b. Reports on Form 8-K.

     We filed a Current Report on Form 8-K on March 15, 2001 with the Securities and Exchange Commission to announce the appointment of Jeffrey Walker as our new President and Chief Executive Officer, and the appointment of Mr. Walker and Yorgen Edholm as members of our Board of Directors.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Accrue Software, Inc.

     In connection with our audits of the consolidated financial statements of Accrue Software, Inc. at March 31, 2000 and 2001, and for each of the three years in the period ended March 31, 2001, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule listed in Item 14 herein. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 5, 2001

                                                                     SCHEDULE II

                             ACCRUE SOFTWARE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT                                   BALANCE AT
                                             BEGINNING OF YEAR    ADDITIONS    WRITE-OFFS    END OF YEAR
                                             -----------------    ---------    ----------    -----------
Allowance for sales returns and doubtful
  accounts:
  Year end March 31, 1999..................       $    25          $   251      $  (155)       $   121
  Year end March 31, 2000..................           121              296           --            417
  Year end March 31, 2001..................           417            4,471       (1,437)         3,451
Valuation allowance for deferred tax
  assets:
  Year end March 31, 1999..................         2,739            2,808           --          5,547
  Year end March 31, 2000..................         5,547           28,527           --         34,074
  Year end March 31, 2001..................        34,074            5,005           --         39,079

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCRUE SOFTWARE, INC.

                                          By:     /s/ JEFFREY S. WALKER
                                            ------------------------------------
                                                     Jeffrey S. Walker
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

                                          By:     /s/ HARRISON N. PAIST
                                            ------------------------------------
                                                     Harrison N. Paist
                                               Vice President of Finance and
                                              Interim Chief Financial Officer

Date: June 28, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Jeffrey S. Walker and Harrison N. Paist, and each of them as his attorney-in-fact, each with full power of substitution, for him and in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----
        /s/ JEFFREY S. WALKER           President and Chief Executive Officer   June 28, 2001
--------------------------------------      (Principal Executive Officer)
          Jeffrey S. Walker

        /s/ HARRISON N. PAIST           Vice President of Finance and Interim   June 28, 2001
--------------------------------------         Chief Financial Officer
          Harrison N. Paist                    (Principal Financial and
                                                 Accounting Officer)

          /s/ YORGEN EDHOLM                            Director                 June 28, 2001
--------------------------------------
            Yorgen Edholm

          /s/ DAVID FOLKMAN                            Director                 June 28, 2001
--------------------------------------
            David Folkman

          /s/ MAX D. HOPPER                            Director                 June 28, 2001
--------------------------------------
            Max D. Hopper

           /s/ ZEV LADERMAN                            Director                 June 28, 2001
--------------------------------------
             Zev Laderman

         /s/ JONATHAN NELSON                           Director                 June 28, 2001
--------------------------------------
           Jonathan Nelson

          /s/ ROBERT SMELICK              Chairman of the Board of Directors    June 28, 2001
--------------------------------------
            Robert Smelick

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
 1.1+           Underwriting Agreement dated July 29, 1999 from our initial public offering.
 2.1++          Form of Agreement and Plan of Merger and Reorganization
                dated at September 14, 1999, among Accrue Software, Inc.,
                Marketwave Acquisition Corp., Marketwave Corporation and
                Shareholders of Marketwave Corporation.
 2.2+++         Form of Agreement and Plan of Merger and Reorganization
                dated at November 17, 1999, among Accrue Software, Inc.,
                NeoVista Acquisition Corp. and NeoVista Software, Inc.
 3.1+           Amended and Restated Certificate of Incorporation of Accrue
                Software, Inc.
 3.2+           Amended and Restated Certificate of Incorporation of Accrue
                Software, Inc. (proposed).
 3.3+           Amended and Restated Bylaws of Accrue Software, Inc.
 4.1+           Specimen Stock Certificate.
 4.2++          Form of Investor Rights Agreement, dated September 30, 1999, among Accrue Software, Inc. and the Shareholders of
                Marketwave Corporation.
 4.3++++        Marketwave Corporation 1997 Stock Option Plan.
 4.4++++        NeoVista Software, Inc. 1991 Incentive Stock Option Plan.
 4.5++++        NeoVista Software, Inc. 1991 Non-Qualified Stock Option
                Plan.
 4.6+++++++     2000 Non-Executive Stock Option Plan.
10.1+           Form of Indemnification Agreement between Accrue Software,
                Inc. and each of its officers and directors.
10.2+           Common Stock Purchase Warrant issued to Sterling Payot
                Company on May 3, 1996, exercisable for 350,000 shares of
                Common Stock and letter amendment dated May 23, 1999 between
                Accrue Software, Inc. and Sterling Payot Company.
10.3+           1996 Stock Plan, as amended August 13, 1998, May 23, 1999, and August 31, 2000 and form of agreement thereunder.
10.4+           Employment letter agreement effective February 1996 between
                Accrue Software, Inc. and Bob Page.
10.5+**         Software License Agreement dated July 1, 1997 between Accrue
                Software, Inc. and VI/ Visualize, Inc.
10.6+           Loan and Security Agreement dated September 19, 1997 between
                Accrue Software, Inc. and Silicon Valley Bank, as amended by the Loan Modification Agreement dated April 9, 1999.
10.7+           Settlement Agreement dated March 3, 1998 between Accrue
                Software, Inc. and Simon Roy, as amended by Amendment No. 1 dated April 29, 1998.
10.8+           Settlement Agreement and Mutual Release dated May 13, 1998 between Accrue Software, Inc. and William R. Stein.
10.9+           Employment letter agreement dated June 16, 1998 between
                Accrue Software, Inc. and Richard D. Kreysar.
10.10+          Second Amended and Restated Investor Rights Agreement dated
                August 13, 1998.
10.11+          Employment letter agreement dated November 5, 1998 between
                Accrue Software, Inc. and Brett Kilpatrick.
10.12+          Standard Sublease dated February 25, 1999 between Accrue
                Software, Inc. and Premisys Communications, Inc., as
                sublessor, and Lease Agreement dated June 4, 1998 between
                Premisys Communications, Inc. and Aetna Life Insurance
                Company, as master landlord, for 48634 Milmont Drive,
                Fremont, CA 94538.
10.13+**        OEM Agreement dated March 29, 1999 between Accrue Software,
                Inc. and Informix Software, Inc.

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
10.14+          1999 Employee Stock Purchase Plan dated May 23, 1999 and
                form of agreement thereunder.
10.15+          1999 Directors' Stock Option Plan dated May 23, 1999 and
                form of agreement thereunder.
10.16+          Loan Modification Agreement with Silicon Valley Bank dated
                June 22, 1999.
10.17+          Warrant Purchase Agreement with Silicon Valley Bank dated
                May 25, 1999.
10.18+          Employment letter agreement dated March 3, 1999 between
                Accrue Software, Inc. and Gregory C. Walker.
10.19+++++      Employment letter agreement dated September 22, 1999 between
                Accrue Software, Inc. and Bob Wyman.
10.20+++++      Employment letter agreement dated November 28, 1999 between
                Accrue Software, Inc. and Jonathan Becher.
10.21+++++      Employment letter agreement dated May 26, 2000 between
                Accrue Software, Inc. and Ron Yu.
10.22++++++*    Software License Agreement dated as of July 1, 2000 between
                VI/Visualize, Inc. and Accrue Software, Inc.
10.23           Separation Agreement and Mutual Release dated March 24, 2001 between Richard D. Kreysar and Accrue Software, Inc.
10.24           Employment letter agreement dated November 28, 1999 between
                Accrue Software, Inc. and Judson Groshong.
10.25           Employment letter agreement dated March 8, 2001 between
                Accrue Software, Inc. and Jeffery Walker.
10.26           Separation Agreement and Mutual Release dated June 12, 2001 between Gregory C. Walker and Accrue Software, Inc.
23.1            Consent of Independent Accountants

---------------
       * Confidential treatment has been requested with respect to certain portions of this Exhibit which has been filed separately with the Commission.

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

  +++++ Previously filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.

 ++++++ Previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

+++++++ Previously filed with our Registration Statement on Form S-8
        (#333-6.4200) and incorporated herein by reference.