Form 10-K/A
period 2001-03-31
ACCRUE SOFTWARE INC
filed 2001-07-06
CIK 1087243

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                                  FORM 10-K REFERENCE
                         ---------                                  -------------------
Portions of the Proxy Statement for the registrant's 2001
  Annual Meeting of Stockholders are incorporated by
  reference into Part III of this Form 10-K.................  Items 11, 12 and 13 of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS ANNUAL REPORT ON FORM 10-K/A AMENDS AND RESTATES IN ITS ENTIRETY THE ANNUAL REPORT ON FORM 10-K FILED BY ACCRUE SOFTWARE, INC., ON JUNE 29, 2001.

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

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

                                                 AT OR FOR THE YEARS ENDED MARCH 31,
                                        ------------------------------------------------------
                                         1997       1998       1999        2000        2001
                                        -------    -------    -------    --------    ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue.............................  $   182    $ 2,057    $ 4,684    $ 18,864    $  25,634
  Gross profit........................      160      1,829      4,215      16,096       16,720
  Net loss............................   (1,927)    (4,201)    (7,601)    (21,119)    (211,219)
  Net loss per share, basic and
     diluted..........................    (0.72)     (0.99)     (1.63)      (1.33)       (7.55)
BALANCE SHEET DATA:
  Cash and cash equivalents...........    3,599        570      2,862      31,754       11,951
  Working capital.....................    3,506        232      2,529      30,192        4,192
  Total assets........................    4,107      2,112      6,109     160,899       30,269
  Long-term debt, net of current
     portion..........................       --        312        169          39           --
  Total stockholders' equity..........    3,933        557      3,414     151,987       17,860

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

     We had $2.5 million, $30.2 million and $4.2 million in working capital at March 31, 1999, 2000 and 2001, respectively. We have a $2.0 million working capital line with Silicon Valley Bank expiring in June 2001. Interest is payable monthly.

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

                             ACCRUE SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        CONVERTIBLE                                        NOTES                       ACCUMULATED
                                      PREFERRED STOCK     COMMON STOCK     ADDITIONAL    RECEIVABLE      DEFERRED         OTHER
                                     -----------------   ---------------    PAID-IN         FROM       STOCK-BASED    COMPREHENSIVE
                                     SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION       LOSS
                                     ------   --------   ------   ------   ----------   ------------   ------------   -------------
Balances, March 31, 1998...........   3,394      6,643    4,543       5           79          --              --              --
Issuance of restricted common stock
 in exchange for services..........      --         --       53      --          167          --              --              --
Issuance of common shares for
 cash..............................      --         --        7      --            3          --              --              --
Issuance of common stock in
 exchange for notes receivable.....      --         --    1,755       2          211        (213)             --              --
Issuance of Series C.1 preferred
 stock, net........................     144        370       --      --           --          --              --              --
Issuance of Series C.2 preferred
 stock, net........................     883      1,521       --      --           --          --              --              --
Issuance of Series D preferred
 stock and conversion of notes
 payable, net......................     929      2,003       --      --           --          --              --              --
Issuance of Series E preferred
 stock, Net........................   5,003      4,980       --      --           --          --              --              --
Deferred stock-based compensation
 related to grants of stock
 options...........................      --         --       --      --        6,254          --          (6,254)             --
Amortization of deferred
 stock-based compensation..........      --         --       --      --           --          --           1,325              --
Exercise of stock options..........      --         --      610      --           99          --              --              --
Repurchase of common stock.........      --         --      (85)     --          (10)         --              --              --
Net loss...........................      --         --       --      --           --          --              --              --
                                     ------   --------   ------    ----     --------       -----         -------         -------
Balances, March 31, 1999...........  10,353     15,517    6,883       7        6,803        (213)         (4,929)             --
Exercise of stock options..........      --         --    2,130       2          872          --              --              --
Issuance of common stock in
 connection with the Company's IPO,
 net...............................      --         --    4,485       5       40,810          --              --              --
Issuance of common stock for
 cash..............................      --         --       61      --          519          --              --              --
Repurchase of common stock.........      --         --      (11)     --           (5)         --              --              --
Deferred stock-based compensation
 related to grants of stock
 options...........................      --         --       --      --        3,652          --          (3,652)             --
Conversion of preferred stock into
 common stock in connection with
 the Company's IPO.................  (9,033)   (12,876)  10,280      10       12,866          --              --              --
Conversion of preferred stock into
 common stock in connection with
 the Marketwave acquisition........  (1,320)    (2,641)   1,320       1        2,640          --              --              --
Issuance of common stock in
 connection with the NeoVista
 acquisition.......................      --         --    1,779       2      122,898          --              --              --
Exercise of warrants for shares of
 common stock......................      --         --      350      --          245          --              --              --
Amortization of deferred
 stock-based compensation..........      --         --       --      --           --          --           4,344              --
Net loss...........................      --         --       --      --           --          --              --              --
                                     ------   --------   ------    ----     --------       -----         -------         -------
Balances, March 31, 2000...........      --         --   27,277      27      191,300        (213)         (4,237)             --
Exercise of stock options and
 warrants..........................      --         --      566      --          930          --              --              --
Issuance of common stock for
 cash..............................      --         --      176      --          923          --              --              --
Repurchase of common stock.........      --         --     (365)     --         (307)         --              --              --
Forgiveness of notes receivable
 from stockholders.................      --         --       --      --           --         213              --              --
Issuance of common stock in
 connection with the Tantau
 acquisition.......................      --         --    1,667       3       53,966          --              --              --
Issuance of common stock in
 connection with the Pilot
 acquisition.......................      --         --      974       1       19,422          --              --              --
Amortization of deferred
 stock-based compensation..........      --         --       --                               --           2,190              --
Deferred stock-based compensation
 relating to options cancelled,
 net...............................      --         --       --      --       (1,238)         --           1,024              --
Comprehensive loss:
 Foreign currency translation
   loss............................      --         --       --      --           --          --              --             (35)
 Net loss..........................      --         --       --      --           --          --              --              --
       Total comprehensive loss....
                                     ------   --------   ------    ----     --------       -----         -------         -------
Balances, March 31, 2001...........      --   $     --   30,295    $ 31     $264,996       $  --         $(1,023)        $   (35)
                                     ======   ========   ======    ====     ========       =====         =======         =======


                                     ACCUMULATED
                                       DEFICIT       TOTAL
                                     -----------   ---------
Balances, March 31, 1998...........      (6,170)         557
Issuance of restricted common stock
 in exchange for services..........          --          167
Issuance of common shares for
 cash..............................          --            3
Issuance of common stock in
 exchange for notes receivable.....          --           --
Issuance of Series C.1 preferred
 stock, net........................          --          370
Issuance of Series C.2 preferred
 stock, net........................          --        1,521
Issuance of Series D preferred
 stock and conversion of notes
 payable, net......................          --        2,003
Issuance of Series E preferred
 stock, Net........................          --        4,980
Deferred stock-based compensation
 related to grants of stock
 options...........................          --           --
Amortization of deferred
 stock-based compensation..........          --        1,325
Exercise of stock options..........          --           99
Repurchase of common stock.........          --          (10)
Net loss...........................      (7,601)      (7,601)
                                      ---------    ---------
Balances, March 31, 1999...........     (13,771)       3,414
Exercise of stock options..........          --          874
Issuance of common stock in
 connection with the Company's IPO,
 net...............................          --       40,815
Issuance of common stock for
 cash..............................          --          519
Repurchase of common stock.........          --           (5)
Deferred stock-based compensation
 related to grants of stock
 options...........................          --           --
Conversion of preferred stock into
 common stock in connection with
 the Company's IPO.................          --           --
Conversion of preferred stock into
 common stock in connection with
 the Marketwave acquisition........          --           --
Issuance of common stock in
 connection with the NeoVista
 acquisition.......................          --      122,900
Exercise of warrants for shares of
 common stock......................          --          245
Amortization of deferred
 stock-based compensation..........          --        4,344
Net loss...........................     (21,119)     (21,119)
                                      ---------    ---------
Balances, March 31, 2000...........     (34,890)     151,987
Exercise of stock options and
 warrants..........................          --          930
Issuance of common stock for
 cash..............................          --          923
Repurchase of common stock.........          --         (307)
Forgiveness of notes receivable
 from stockholders.................          --          213
Issuance of common stock in
 connection with the Tantau
 acquisition.......................          --       53,969
Issuance of common stock in
 connection with the Pilot
 acquisition.......................          --       19,423
Amortization of deferred
 stock-based compensation..........          --        2,190
Deferred stock-based compensation
 relating to options cancelled,
 net...............................          --         (214)
Comprehensive loss:
 Foreign currency translation
   loss............................          --
 Net loss..........................    (211,219)
       Total comprehensive loss....                 (211,254)
                                      ---------    ---------
Balances, March 31, 2001...........   $(246,109)   $  17,860
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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. For the fiscal period ended March 31, 2001, Accrue incurred losses from operations of $212.4 million and negative cash flows from operations of $12.7 million. As of March 31, 2001, Accrue had an accumulated deficit of $246.1 million. Management expects operating losses and negative cash flows to continue in fiscal year 2002 due to decline in projected revenues in comparison to prior fiscal year. Management has taken action in February 2001 and April 2001 to reduce headcount. Also, to fund fiscal year 2002 operations Accrue generated approximately $5.0 million from the sale of certain intellectual property in June 2001 (see Note 12). Certain costs, such as employee costs, could be reduced further if working capital decreased significantly. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue's ability to achieve its intended business objectives.

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
                                                      =======       ========       =========

  Comprehensive loss

     Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented in the accompanying statements of stockholders' equity.

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

  Employee Stock Purchase Plan

     In May 1999, the Board of Directors and stockholders approved the 1999 Employee Stock Purchase Plan ("Purchase Plan").

     Accrue intends for the Purchase Plan to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of Accrue's common stock at the beginning or end of the offering period. Accrue has reserved 700,000 shares of common stock for issuance under the Purchase Plan. Accrue issued 61,000 and 176,000 share for employee stock purchases in years ended March 31, 2000 and 2001, respectively. At March 31, 2000 and 2001, 634,000 and 463,000 shares, respectively, remained available for purchase under the Purchase Plan.

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

NOTE 12 -- SUBSEQUENT EVENTS:

     On June 26, 2001, Accrue Software, Inc., its wholly owned subsidiary NeoVista Software, Inc., and JDA Software Group, Inc. signed a definitive agreement pursuant to which Accrue transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. JDA paid cash of $4.9 million for the transferred assets, and granted back to Accrue a royalty free license to use and distribute the Decision Series software and other related intellectual property in certain market segments.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers and their ages at May 31, 2001 are as follows:

              NAME                AGE                            POSITION
              ----                ---                            --------
Jeffrey S. Walker...............  50    President, Chief Executive Officer and Director
Harrison N. Paist...............  38    Vice President of Finance and Interim Chief Financial
                                        Officer
Bob Page........................  39    Chief Technology Officer
Jonathan D. Becher..............  36    Senior Vice President of Corporate Development and Strategy
Brett Kilpatrick................  42    Vice President of Sales
Judson Groshong.................  50    Vice President of Marketing
Tom Lefort......................  51    Vice President of Product Development
David Folkman(1)................  66    Director
Max D. Hopper(2)................  66    Director
Yorgen Edholm(1)................  46    Director
Zev Laderman(1).................  40    Director
Jonathan Nelson.................  33    Director
Robert Smelick(2)...............  59    Chairman of the Board of Directors

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

San Jose, California
June 28, 2001

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

Date: July 5, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                       DATE
               ---------                                  -----                       ----
         /s/ JEFFREY S. WALKER            President and Chief Executive Officer   July 5, 2001
---------------------------------------       (Principal Executive Officer)
           Jeffrey S. Walker

         /s/ HARRISON N. PAIST            Vice President of Finance and Interim   July 5, 2001
---------------------------------------          Chief Financial Officer
           Harrison N. Paist                    (Principal Financial and
                                                   Accounting Officer)

                   *                                    Director                  July 5, 2001
---------------------------------------
             Yorgen Edholm

                   *                                    Director                  July 5, 2001
---------------------------------------
             David Folkman

                   *                                    Director                  July 5, 2001
---------------------------------------
             Max D. Hopper

                   *                                    Director                  July 5, 2001
---------------------------------------
             Zev Laderman

                   *                                    Director                  July 5, 2001
---------------------------------------
            Jonathan Nelson

                   *                       Chairman of the Board of Directors     July 5, 2001
---------------------------------------
            Robert Smelick

      *By: /s/ JEFFREY S. WALKER
---------------------------------------
           Jeffrey S. Walker
           Attorney-in-Fact

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
10.14+            1999 Employee Stock Purchase Plan dated May 23, 1999 and
                  form of agreement thereunder.
10.15+            1999 Directors' Stock Option Plan dated May 23, 1999 and
                  form of agreement thereunder.
10.16+            Loan Modification Agreement with Silicon Valley Bank dated
                  June 22, 1999.
10.17+            Warrant Purchase Agreement with Silicon Valley Bank dated
                  May 25, 1999.
10.18+            Employment letter agreement dated March 3, 1999 between
                  Accrue Software, Inc. and Gregory C. Walker.
10.19+++++        Employment letter agreement dated September 22, 1999 between
                  Accrue Software, Inc. and Bob Wyman.
10.20+++++        Employment letter agreement dated November 28, 1999 between
                  Accrue Software, Inc. and Jonathan Becher.
10.21+++++        Employment letter agreement dated May 26, 2000 between
                  Accrue Software, Inc. and Ron Yu.
10.22++++++*      Software License Agreement dated as of July 1, 2000 between
                  VI/Visualize, Inc. and Accrue Software, Inc.
10.23++++++++     Separation Agreement and Mutual Release dated March 24, 2001 between Richard D. Kreysar and Accrue Software, Inc.
10.24             Employment letter agreement dated February 26, 2001 between
                  Accrue Software, Inc. and Judson Groshong.
10.25++++++++     Employment letter agreement dated March 8, 2001 between
                  Accrue Software, Inc. and Jeffery Walker.
10.26++++++++     Separation Agreement and Mutual Release dated June 12, 2001 between Gregory C. Walker and Accrue Software, Inc.
23.1              Consent of Independent Accountants

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

 +++++++ Previously filed with our Registration Statement on Form S-8
         (#333-64200) and incorporated herein by reference.

++++++++ Previously filed with our Annual Report on Form 10-K filed with the Commission on June 29, 2001, and incorporated herein by reference.