Form 10-Q
period 2001-06-30
ACCRUE SOFTWARE INC
filed 2001-08-14
CIK 1087243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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

                                 Yes [X]  No [ ]

        As of July 31, 2001, there were 30,146,875 shares of the registrant's Common Stock outstanding.

                              ACCRUE SOFTWARE, INC.
                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I. FINANCIAL INFORMATION

          ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 2001 AND MARCH 31, 2001                                                3

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000                                  4

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000                                  5

                     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                                          8

          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        20

PART II. OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS                                                                 21

          ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                         21

          ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                   21

          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               21

          ITEM 5.    OTHER INFORMATION                                                                 22

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                  22

SIGNATURES                                                                                             23

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ACCRUE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 JUNE 30,         MARCH 31,
                                                                   2001             2001
                                                               -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents .............................      $    11,571       $    11,951
  Accounts receivable, net ..............................            1,056             1,868
  Prepaid expenses and other current assets .............              383             2,782
                                                               -----------       -----------
     Total current assets ...............................           13,010            16,601
Property and equipment, net .............................            2,651             2,923
Intangible assets, net ..................................            7,015            10,383
Other assets ............................................              362               362
                                                               -----------       -----------
     Total assets .......................................      $    23,038       $    30,269
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................      $       386       $     1,026
  Accrued liabilities ...................................            3,221             4,406
  Accrued liabilities, merger ...........................               54                80
  Deferred revenue ......................................            3,929             4,897
  Short term borrowings .................................              ---             2,000
                                                               -----------       -----------
     Total current liabilities ..........................            7,590            12,409
                                                               -----------       -----------

Stockholders' equity:
Common stock ............................................               30                31
Additional paid-in capital ..............................          264,967           264,996
Deferred stock-based compensation .......................             (814)           (1,023)
Accumulated other comprehensive income (loss) ...........               64               (35)
Accumulated deficit .....................................         (248,799)         (246,109)
                                                               -----------       -----------
     Total stockholders' equity .........................           15,448            17,860
                                                               -----------       -----------
     Total liabilities and stockholders' equity .........      $    23,038       $    30,269
                                                               ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED
                                           -----------------------
                                           JUNE 30,       JUNE 30,
                                             2001           2000
                                           --------       --------
Net revenue:
    Software license                       $  1,147       $  6,923
    Maintenance and service                   2,465          2,827
                                           --------       --------
       Total revenue                          3,612          9,750
                                           --------       --------
Cost of revenues:
    Software license                            105            381
    Maintenance and service                   2,128          1,439
                                           --------       --------
       Total cost of revenue                  2,233          1,820
                                           --------       --------
Gross profit                                  1,379          7,930
                                           --------       --------
Operating expenses:
    Research and development                  2,122          1,936
    Sales and marketing                       1,489          4,149
    General and administrative                1,323            904
    Amortization of intangible assets         3,368         10,859
    Stock-based compensation expense            209            749
                                           --------       --------
       Total operating expenses               8,511         18,597
                                           --------       --------
Loss from operations                         (7,132)       (10,667)
Other income, net                             4,440            405
                                           --------       --------
Net loss                                   $ (2,692)      $(10,262)
                                           ========       ========
Net loss per share, basic and diluted      $  (0.09)      $  (0.40)
                                           ========       ========
Shares used in computing net loss per
    share, basic and diluted                 29,821         25,578
                                           ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                        ---------------------------
                                                                                         JUNE 30,         JUNE 30,
                                                                                           2001             2000
                                                                                        ----------       ----------
   Cash flows from operating activities:
     Net loss ....................................................................      $   (2,692)      $  (10,262)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Gain on sale of technology assets ........................................          (4,306)             ---
        Depreciation and amortization ............................................           3,640           11,048
        Provision for sales returns and doubtful accounts ........................             ---              189
        Stock-based compensation expense .........................................             209              749
        Changes in operating assets and liabilities:
          Accounts receivable ....................................................             812           (2,106)
          Prepaid expenses and other current assets ..............................           2,399              683
          Other assets ...........................................................             ---               49
          Accounts payable .......................................................            (640)             689
          Accrued liabilities ....................................................          (1,053)             735
          Accrued costs related to merger and acquisition ........................             (26)          (1,139)
          Deferred revenue .......................................................            (968)            (283)
                                                                                        ----------       ----------
             Net cash provided by (used in) operating activities .................          (2,625)             352
                                                                                        ----------       ----------
   Cash flows from investing activities:
     Net proceeds from sale of technology assets .................................           4,306
     Acquisition of property and equipment .......................................             ---             (487)
                                                                                        ----------       ----------
             Net cash provided by (used in) investing activities .................           4,306             (487)
                                                                                        ----------       ----------
   Cash flows from financing activities:
     Proceeds from stock options and warrants exercised ..........................               9              492
     Repurchase of common stock ..................................................             (29)             (92)
     Repayment of short term borrowings ..........................................          (2,000)
     Repayment of equipment loan .................................................             ---              (48)
                                                                                        ----------       ----------
             Net cash provided by (used in) financing activities .................          (2,020)             352
             Effect of exchange rate changes on cash .............................             (41)             ---
                                                                                        ----------       ----------
   Net increase (decrease) in cash and cash equivalents ..........................            (380)             217
   Cash and cash equivalents at beginning of period ..............................          11,951           31,754
                                                                                        ----------       ----------
   Cash and cash equivalents at end of period ....................................      $   11,571       $   31,971
                                                                                        ==========       ==========
   Supplemental disclosure of cash flow information:
     Interest paid ...............................................................      $       24       $        4
                                                                                        ==========       ==========
     Unearned compensation related to grants of stock options ....................      $      814       $    3,488
                                                                                        ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown. The balance sheet as of March 31, 2001 was derived from audited financial statements, but does not include all required disclosures required by generally accepted accounting principles.

Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. For the quarter ended June 30, 2001, Accrue incurred net losses of $2.7 million and negative cash flows from operations of $2.6 million. As of June 30, 2001, Accrue had an accumulated deficit of $248.8 million. Management expects operating losses and negative cash flows to continue for the foreseeable future due to a decline in projected revenues in comparison to fiscal 2001. Management, however, expects that losses will decrease from the prior fiscal year due to the decline in revenues being offset by reduction in headcount and other cost saving efforts in place. Also, to fund fiscal year 2002 operations Accrue generated approximately $4.3 million from the sale of certain intellectual property in June 2001 (see
Note 5). Certain costs, such as employee costs, could be reduced further if working capital decreased significantly. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue's ability to continue as a going concern and to achieve its intended business objectives.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2001. The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

NOTE 2 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common shares and potential common shares outstanding during the period. However, as Accrue generated net losses in all periods presented, potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are not included in diluted net loss per share because such shares are anti-dilutive.

Net loss per share for the quarter ended June 30, 2000 does not include the effect of approximately 3,617,000 stock options outstanding or approximately 1,621,000 shares of common stock issued and subject to repurchase by Accrue, because their effects are anti-dilutive.

Net loss per share for the quarter ended June 30, 2001 does not include the effect of approximately 6,167,000 stock options outstanding or approximately 394,000 shares of common stock issued and subject to repurchase by Accrue, because their effects are anti-dilutive.

A reconciliation of shares used in the calculation of net loss per share follows (in thousands, except per share data):


                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                        -------------------------
                                                                          2001            2000
                                                                        ---------       ---------
NET LOSS PER SHARE, BASIC AND DILUTED:
  Net loss .......................................................      $  (2,692)      $ (10,262)
                                                                        =========       =========
  Basic and diluted:
  Weighted average shares of common stock outstanding ............         30,267          27,369
  Less: weighted average shares subject to repurchase ............           (446)         (1,791)
                                                                        ---------       ---------

  Weighted average shares used in computing net loss per
     share, basic and diluted ....................................         29,821          25,578
                                                                        =========       =========

  Net loss per share, basic and diluted ..........................      $   (0.09)      $   (0.40)
                                                                        =========       =========


NOTE 3 - EQUITY TRANSACTIONS

During the three months ended June 30, 2001, Accrue granted options to purchase an aggregate of 1,000,000 shares of common stock pursuant to our stock option plans at weighted average exercise price of $0.25. Also 20,145 shares of common stock were exercised pursuant to our stock option plans.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows (in thousands):


                                       THREE MONTHS ENDED
                                             JUNE 30,
                                    --------------------------
                                       2001            2000
                                    ----------      ----------
United States                       $    2,227      $    8,287
Foreign                                  1,385           1,463
                                    ----------      ----------
                                    $    3,612      $    9,750
                                    ==========      ==========


One customer accounted for more than 10% of revenue for the three months ended June 30, 2001. No one customer accounted for more than 10% of revenue for the three months ended June 30, 2000.

NOTE 5 -- SALE OF TECHNOLOGY ASSETS

On June 26, 2001, Accrue Software, Inc. and its wholly owned subsidiary NeoVista Software, Inc. ("NeoVista") signed a definitive agreement ("the Agreement") with JDA Software Group, Inc. ("JDA") pursuant to which Accrue and NeoVista transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. Pursuant to the Agreement, JDA granted back to Accrue a royalty-free license to use and distribute the Decision Series software and other related intellectual property in certain market segments. Accrue received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account which will be released to Accrue in June 2002, subject to indemnification and escrow provisions set forth in the Agreement. Accrue has accrued $132,000 in transaction costs related to the sale of Decision Series Assets. Since Accrue's basis in the intellectual property sold to JDA was zero, Accrue recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow will be recognized as an additional gain on sale by Accrue if received as contemplated by the Agreement in June 2002.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accrue adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date the FASB Statement No. 133", effective January 1, 2001. To date, Accrue has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on Accrue's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Accrue is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

Accrue Software is a leading provider of enterprise-level Internet analysis solutions that help companies understand, predict, and respond to online customer behavior. Our products enable business decision makers to address critical marketing and merchandising initiatives concerning the effectiveness of their Web sites. These initiatives encourage visitors to stay longer, buy more, and come back more often. Accrue products collect, process, store, analyze, and report on business data at a level of detail and accuracy that we believe distinguishes our solutions from all others. As a result, we believe Accrue solutions are the most scalable ones available, built to handle the ever-expanding amounts of data and the increasingly complex business infrastructures of our customers.

While merchandising managers traditionally have always depended on analysis of marketing metrics like campaign effectiveness, shopping patterns, or price elasticity, the quantity of that data has increased dramatically as the information age has extended the number of methods of and reach for marketing communications. Furthermore, conducting traditional marketing analysis has become even more complicated as the growth of the Web, personal digital assistants, and wireless products further compound the complexity of collecting and analyzing valuable merchandising information. As a result, businesses are demanding analysis that provides a measure of return on investment for their Internet initiatives. We believe Accrue is the only company that delivers an integrated solution addressing all of these requirements through our detailed, flexible, robust and easy-to-use approach to Internet analysis.

Accrue Software was founded in 1996 and is headquartered in Fremont, California with regional sales offices throughout the world. We offer our products, Accrue G2, Accrue Insight, Accrue Hit List, and the Pilot business intelligence suites, to customers for a license fee and provide related maintenance services. In addition, we provide professional services to assist customers at every stage in their deployment of Accrue products, from identification of their specific business needs through enterprise integration and customization of analytics reporting, to delivery of a rapid and effective implementation.

Substantially all of our product revenues through June 30, 2001 were attributable to licensing Accrue Insight, Accrue Hit List, our Pilot business intelligence suites, and related products and support services. We anticipate that sales of Accrue G2 to new and existing customers will account for a significant portion of product and services revenue in fiscal year 2002. A decline in the price or demand of Accrue G2 products, or related products and service would seriously harm our business, financial condition and results of operations. Maintenance for Accrue Insight, Accrue Hit List and Pilot will account for a significant portion of maintenance revenue for fiscal year 2002. In June 2001, we sold certain of our software assets acquired as part of our acquisition of NeoVista to JDA Software Group, Inc., but have retained license rights to incorporate NeoVista software into Accrue products for distribution in certain market segments.

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

We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 18% of our total revenue for the three months ended June 30, 2001. We expect that sales through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. Our pricing model is based on the number of server-based CPUs allowing for additional revenue as a customer's business expands. License fees for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are primarily charged on a time-and-materials basis.

Our new product, Accrue G2, became available in May 2001 through our Preferred Customer Program. Accrue G2 is a comprehensive Internet analytics platform designed to provide companies with deep insight into the relationships between Web site activity and business actions. Some of the key benefits include: rapid return on investment through immediate response to online customer behavior; higher lifetime customer value through ongoing relationship management; sustainable depth of analysis and system responsiveness through growth of Web site volume and complexity; and configurable integration of Accrue G2 into existing production information systems.

RESULTS OF OPERATIONS

Revenue. Total revenue was $3.6 million for the three months ended June 30, 2001, a decrease of 63% from $9.8 million for the quarter ended June 30, 2000. One customer accounted for more than 10% of revenue for the quarter ended June 30, 2001 and no one customer accounted for more than 10% of revenue for the quarter ended June 30, 2000.

Software license revenue. Revenue from software licenses was $1.1 million for the three months ended June 30, 2001, a decrease of $5.8 million, or 84%, from $6.9 million for the three months ended June 30, 2000. The decrease is primarily due to a decline in purchases from e-commerce companies, an increase in our product sales cycle to enterprise customers, and the fact that our product sales during the quarter involved a greater percentage of professional services causing us to defer the license revenue relating to these contracts which we will recognize over the period the services are rendered.

Maintenance and service revenue. Maintenance and service revenue was $2.5 million for the three months ended June 30, 2001, representing a decrease of 13% from $2.8 million in the corresponding period of fiscal 2001. The decrease is primarily due to reduced service revenue related to the decreased product revenue. Maintenance and service revenues depend on the continued ability of our customers to pay over time. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenues from e-commerce, we may not be able to sustain our historic levels of maintenance and service revenues in the future.

Cost of revenues. Cost of revenues consists primarily of the salaries and related expenses for maintenance and service personnel. These costs were $2.2 million or 62% of revenue, for the three months ended June 30, 2001, as compared to $1.8 million or 19% of revenue in the corresponding period of fiscal 2001. The increase of cost of revenues in dollar amount reflects an increase in maintenance and service personnel headcount as well as an increase in consulting expense associated with special programming projects. The increase in percentage of revenue is due to the decrease in revenue for the three months ended June 30, 2001 from the corresponding period in fiscal 2001. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs. We do not anticipate increases to our headcount and related costs in the next several quarters but may rely more on outsourcing alternatives in the near term.

Gross profit. Gross profits were 38% and 81% of revenue for the three months ended June 30, 2001 and 2000, respectively. In the future, we expect that sales derived through indirect channels will increase as a percentage of total revenue. We also expect that maintenance and service revenue will decrease as a percentage of total revenue due to greater revenue derived from license sales. Maintenance and service revenue has lower gross profit than product revenue, as does the revenue derived through indirect channels.

Operating expenses. Total operating expenses were $8.5 million for the quarter ended June 30, 2001, or 236% of revenues as compared to $18.6 million or 191% of revenues for the quarter ended June 30, 2000. The decrease in dollar amount is primarily due to our reduced spending in sales and marketing and a decrease in goodwill amortization as a result of the goodwill impairment charge we incurred in fiscal 2001. We anticipate that total operating expenses will remain relatively flat for the remaining nine months of fiscal 2002.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $2.1 million for the quarter ended June 30, 2001, or 59% of revenue, as compared to $1.9 million, or 20% of revenue for the quarter ended June 30, 2000. The increase is primarily attributable to staffing costs associated with an increased headcount. However, we believe that research and development expenses will remain relatively constant for the remaining nine months of fiscal 2002. Research and development expenditures are charged to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $1.5 million, or 41% of revenue, for the quarter ended June 30, 2001, compared to $4.1 million, or 43% of revenue for the quarter ended June 30, 2000. The decrease is primarily due to the decreased staffing costs as a result of a reduction in headcount, less travel and commission expenses associated with a decrease in revenue, and reduced marketing spending on previously established products to allow funds to be used for the introduction and marketing of our new product, Accrue G2. In the near term, we believe that sales and marketing expenses will increase in dollar amount along with the launch of Accrue G2.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, business development, and other related administrative functions, as well as legal and accounting costs. General and administrative expenses were $1.3 million, or 37% of revenue, for the quarter ended June 30, 2001, as compared to $0.9 million, or 9% of revenue, for the quarter ended June 30, 2000. The increase is primarily due to staffing costs associated with an increased headcount. We believe that general and administrative expenses will remain relatively constant for the remaining nine months of fiscal 2002.

Amortization of intangible assets. Amortization of intangible assets was $3.4 million, or 93% of revenue, for the quarter ended June 30, 2001, as compared to $10.9 million, or 111% of revenue, for the quarter ended June 30, 2000. The balance is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired in our acquisitions of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. Intangible assets are being amortized on a straight-line basis over a useful life of three years.

Stock-based compensation. Total stock-based compensation of approximately $0.2 million, or 6% of revenue was amortized for the quarter ended June 30, 2001. Total stock-based compensation of approximately $0.7 million, or 8% of revenue was amortized for the three months ended June 30, 2000. The remaining balance of $0.8 million will continue to be amortized over the vesting of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

Other income, net. Other income, net consists of interest income, interest expense, other income, other expense, and gain from sale of technology assets. Other income, net was $4.4 million and $0.4 million for the quarters ended June 30, 2001 and 2000, respectively. The increase is primarily a result of gain from sale of technology assets of $4.3 million in the quarter ended June 30, 2001.

On June 26, 2001, we signed a definitive agreement ("the Agreement") with JDA Software Group, Inc. ("JDA") pursuant to which we transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. Pursuant to the Agreement, JDA granted back to us a royalty-free license to use and distribute the Decision Series software and other related intellectual property in certain market segments. We received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account which will be released to us in June 2002, subject to indemnification and escrow provisions set forth in the Agreement. We have accrued $132,000 in transaction costs related to the sale of Decision Series Assets. Since our basis in the intellectual property sold to JDA was zero, we recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow will be recognized as an additional gain on sale by us if received as contemplated by the Agreement in June 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, bank loans and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

Operating activities utilized cash of $2.6 million in the three months ended June 30, 2001 and provided cash of $0.4 million in the three months ended June 30, 2000. Cash utilized by operating activities during the three months ended June 30, 2001 results primarily from our operating loss of $7 million, decrease in accounts payable of $0.6 million, decrease in accrued liabilities of $1.1 million, and decrease in deferred revenue of $1.0 million, offset in part by depreciation and amortization of $3.6 million, stock-based compensation expense of $0.2 million, decrease in accounts receivable of $0.8 million, and decrease in prepaid expenses and other current assets of $2.4 million. The decreases in accounts receivable and deferred revenue were a result of the decrease in license revenue and a smaller growth rate of maintenance and service revenue for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

Investing activities provided cash of $4.3 million in the three months ended June 30, 2001 and utilized cash of $0.5 million in the three months ended June 30, 2000. Cash provided by investing activities during the three months ended June 30, 2001 represents cash received from JDA for the sale of technology assets.

Financing activities utilized cash of $2.0 million in the three months ended June 30, 2001 and provided cash of $0.4 in the three months ended June 30, 2000. The 2001 activity consists primarily of the repayment of a $2.0 million working capital line of credit with Silicon Valley Bank, which expired in June 2001. The 2000 activity consists primarily of proceeds from stock options exercised, treasury stock issuance and repayment of an equipment loan.

In June 2001, we entered into an one-year accounts receivable purchase agreement with a financial institution under which we can borrow up to an aggregate of $1.5 million, renewable annually. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. As of June 30, 2001, we have not sold any receivables pursuant to this agreement.

We expect to experience a short-term decrease in cash resources as a result of our reduction in projected revenue and resulting cash collections. We anticipate that our operating expenses, as well as planned capital expenditures, will continue to constitute a material use of our cash resources. We believe that our cash and cash equivalents, funds generated from operations, payment from the sale of technology assets in June 2001 and available commercial credit and other facilities from the bank will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. In the event additional financing is required, we may not be able to raise it on acceptable terms, if at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date the FASB Statement No. 133", effective January 1, 2001. To date, we have not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

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

As of June 30, 2001, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

RISK FACTORS

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed in our Annual Report filed on Form 10-K/A and our periodic reports filed pursuant to the Exchange Act.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 1999, 2000 and 2001, we generated $4.7 million, $18.9 million and $25.6 million in revenue, respectively. For the three months ended June 30, 2001, we generated $3.6 million in revenue. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

WE HAVE INCURRED SUBSTANTIAL LOSSES

We have not achieved profitability. We incurred net losses of $7.6 million for the fiscal year ended March 31, 1999, $21.1 million for the fiscal year ended March 31, 2000, $211.2 million for the fiscal year ended March 31, 2001, and $2.7 million for the three months ended June 30, 2001. At June 30, 2001, we had an accumulated deficit of $248.8 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

OUR ABILITY TO ACHIEVE PROFITABILITY IS CONTINGENT ON INCREASING REVENUE WHILE MAINTAINING AN EXPENSE BASE THAT IS FLAT

If we are unable to increase our revenues from licensing, maintenance and service each quarter while maintaining our expenses at their current level, we will not be able to achieve profitability.

IF WE CANNOT FUND OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, WE MAY BE REQUIRED TO SELL ADDITIONAL STOCK, WHICH COULD DEPRESS OUR COMMON STOCK PRICE

To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling securities. If our revenue fails to offset operating expenses, we may be required to fund future operations through the sale of additional common stock, which could cause our common stock price to decline. Please see "Management's Discussion and Analysis of Financial Conditions -- Liquidity and Capital Resources".

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

WE FACE INTENSE COMPETITION WHICH COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS NOW AND IN THE FUTURE

The market for Internet analytics solutions is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Our principal competitors today include:

        - vendors of software that target Internet customer data collection and analysis markets such as Macromedia, net.Genesis Corporation, and NetIQ;

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

IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN E-COMMERCE TECHNOLOGY, OUR PRODUCT REVENUE COULD DECLINE

The market for our products is characterized by rapid technological change, frequent new product introductions, Internet-related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. In developing our products, we have made, and will continue to make, assumptions with respect to which standards will be adopted by the industry, our customers and competitors, and the level of features and complexity that our customers may require. If the standards adopted are different from those, which we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. Similarly, if our products do not meet customer requirements for features and functionality, our business will be seriously harmed. In addition, we may be required to make significant expenditures to adapt our products to changing or emerging technologies. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. Internet analytics technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could harm our business, operating results and financial condition.

THE FAILURE TO RETAIN AND ATTRACT KEY TECHNICAL PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT

Because of the complexity of our products and technologies, we are substantially dependent upon the continued service of our existing product development personnel. In addition, we intend to hire a number of engineers with high levels of experience in designing and developing software and Internet-related products in time-pressured environments. The competition for qualified engineers in the computer software and Internet markets is intense. New personnel will require training and education and take time to reach full productivity. Our future success depends on our ability to attract, train and retain these key personnel.

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently restructured our direct sales force and plan to hire additional sales personnel. As of June 30, 2001, our sales and support organization consisted of 56 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel, and there is no assurance that we will be successful in this endeavor.

WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES ORGANIZATION, WHICH COULD NEGATIVELY AFFECT BOTH OUR OPERATING RESULTS AND OUR ABILITY TO ASSIST OUR CUSTOMERS WITH THE IMPLEMENTATION OF OUR PRODUCTS

Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their Internet analytics solutions. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate third-party resellers on how to use and distribute our products. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of customers grows. We generally bill our clients for our services on a fixed-price basis; however, from time to time we bill our clients on a time-and-materials basis. Failure to estimate accurately the resources and time required for an engagement, to manage our customers' expectations effectively regarding the scope of services to be delivered for an estimated price or to complete fixed-price engagements within budget, on time and to the customer's satisfaction could expose us to risks associated with cost overruns, and in some cases, penalties, and may harm our business. Although we plan to expand our services in order to address our customers' needs, we cannot be certain that we will be able to expand our professional services organization to meet customer requirements.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

Licenses and services sold to clients located outside the United State for the three months ended June 30, 2001 and 2000 were 38% and 15% of our total revenue, respectively. We expect international revenue to account for an increasing percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful, but cannot assure you that we will be able to do so.

Continued expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. At June 30, 2001, we had non-exclusive alliances with a number of partners, including Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation in Asia Pacific, Extend Software in South America, and Executive Planning Systems (EPS) and Intranet Software Solutions (ISSEL) Ltd in Europe, Middle East, Africa (EMEA). These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot be certain that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

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

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED

Our success is dependent on the continued growth of our customer base and the retention of our customers. For the fiscal years ended March 31, 2000 and 2001, approximately 25 - 30% and 50 - 55% of our revenue, respectively, was derived from sales of products and services to existing customers. For the three months ended June 30, 2001, approximately 80% of our revenue was derived from sales of products and services to existing customers. We expect to continue to derive a significant amount of revenue from our existing customers. If we fail to generate repeat and expanded business from our current and future customers, particularly from maintenance contract renewals, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a license for our products and services for installation on a limited number of servers. If an installation is successful, the customer may purchase additional licenses to expand the use of our products in its organization, license additional products and services from us, or renew maintenance fees. However there is no assurance that our customers will expand their current use of our products and services in this way.

IF WE FAIL TO SUCCESSFULLY PROMOTE OUR ACCRUE BRAND NAME OR IF WE INCUR SIGNIFICANT EXPENSES PROMOTING AND MAINTAINING OUR ACCRUE BRAND NAME, OUR BUSINESS COULD BE HARMED

Due in part to the emerging nature of the market for Internet analytics solutions and the substantial resources available to many of our competitors, there may be a time-limited opportunity for us to achieve and maintain a significant market share. Developing and maintaining awareness of the Accrue brand name is critical to achieving widespread acceptance of our Internet analytics solutions. Furthermore, the importance of brand recognition will increase as competition in the market for our products increases. Successfully promoting and positioning the Accrue brand will depend largely on the effectiveness of our marketing efforts and our ability to develop reliable and useful products at competitive prices. Therefore, we may need to increase our financial commitment to creating and maintaining brand awareness among potential customers.

ACCRUE INSIGHT AND ACCRUE G2, OUR MOST IMPORTANT PRODUCTS, ARE NOT PROTECTED BY PATENTS. IF ANOTHER PARTY WERE TO USE THIS TECHNOLOGY, OUR BUSINESS WOULD SUFFER

We regard substantial elements of our Internet analytics solutions as proprietary and attempt to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. However, Accrue Insight and Accrue G2, our most important products, are not protected by patents. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could have a material adverse effect on our business. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property or design around patents issued to us.

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

OUR SUCCESS DEPENDS ON CONTINUED USE AND EXPANSION OF THE INTERNET

Continued expansion in the sales of our Internet analytics solutions will depend upon the continued growth of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet and online services as a medium of commerce and communication. Demand and market acceptance for recently introduced products and services relating to the Internet are subject to a high level of uncertainty and few proven products and services exist. If the Internet does not continue to grow as a widespread communications medium and commercial marketplace, the demand for our Internet analytics solutions could be significantly reduced. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary products, such as high speed modems. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Additionally, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service.

BECAUSE ACCRUE'S OFFICERS AND DIRECTORS OWN APPROXIMATELY 13.5% OF THE OUTSTANDING COMMON STOCK, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDER DECISIONS

As of May 31, 2001, our officers and directors beneficially owned approximately 13.5% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions that you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

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

THE MARKET PRICE FOR OUR COMMON STOCK, LIKE OTHER TECHNOLOGY STOCKS, HAS BEEN AND MAY CONTINUE TO BE VOLATILE

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

We expect cash on hand, cash equivalents, funds generated from operations, payment from sales of technology assets in June 2001 and commercial credit and other facilities to meet our working capital and capital expenditure needs for at least the next twelve months following June 30, 2001. However, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution particularly as a result of our lower stock price, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants that restrict our operations. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could harm our business, operating results and financial condition.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of July 31, 2001, we had 30,146,875 shares of common stock outstanding. 4,485,000 shares of our common stock, including the underwriter's option to purchase additional shares which was exercised in full, were registered in connection with the initial public offering of our common stock. Of the 3,225,261 shares of our common stock issued to the stockholders of Marketwave Corporation in connection with our acquisition of that company, 1,088,309 shares are registered on a registration statement on Form S-3 declared effective on December 14, 2000. 1,666,667 shares of our common stock were issued to Tantau Software, Inc. in connection with our purchase of certain assets from Tantau and its wholly owned subsidiary, Tantau Software International, Inc., and registered pursuant to a registration statement on Form S-3/A declared effective by the Securities and Exchange Commission on December 14, 2000. 974,273 shares of our common stock were issued to Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc., and registered pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 14, 2000. The foregoing shares issued to the Marketwave, Tantau and Aviator shareholders, may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our "affiliates" as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 21,932,626 shares of common stock outstanding are "restricted securities" as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 16,972,731 shares of our common stock under our existing stock option and employee stock purchase plans.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET

Since March 6, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which has caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On July 19, 2001, we received a letter from Nasdaq stating that because of this failure to comply with the $1.00 minimum bid price requirement, our common stock is subject to delisting. We appealed that determination and have been granted a hearing before a Nasdaq Listing Qualifications Panel on August 31, 2001 to review the determination. Although in accordance with Nasdaq rules delisting of our common stock has been stayed pending the decision of the Panel, there can be no assurance that we will be able to satisfy all Nasdaq requirements for continued listing of our common stock on the Nasdaq National Market, including the minimum bid price requirement. If we are unable to meet Nasdaq's requirements, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at June 30, 2000 and 2001, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

a.      Not applicable

b.      Not applicable

c. Securities sold during the quarter ended June 30, 2001 that were not registered under the Securities Act.

        None.

d.      Use of proceeds from sale of Registered Securities.

        Not applicable


ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

DEADLINE FOR RECEIPT OF STOCKHOLDER PROPOSALS FOR 2002 ANNUAL MEETING

Proposals of stockholders intended to be included in the Company's proxy statement for the 2002 Annual Meeting of Stockholders must be received by the Company's Chief Financial Officer, Accrue Software, Inc., 48634 Milmont Drive, Fremont, California 94538, no later than March 29, 2002. If the Company is not notified of a stockholder proposal not less than ninety nor more than one hundred twenty days prior to the date of the next Annual Meeting of Stockholders, then the proxies held by management of the Company provide discretionary authority to vote against such stockholder proposal, even though such proposal is not discussed in the Proxy Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      The following exhibits are attached hereto:

        3.3     Amended and Restated Bylaws of Accrue Software, Inc.

b.      Reports filed on Form 8-K during quarter ended June 30, 2001:

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ACCRUE SOFTWARE, INC.

                                  By:    /s/ HARRISON N. PAIST
                                         -------------------------------
                                         HARRISON N. PAIST
                                         VICE PRESIDENT OF FINANCE AND
                                         CHIEF FINANCIAL OFFICER


Date:   August 14, 2001

                                 EXHIBIT INDEX


Exhibit
   No.         Description
-------        ------------------------
  3.3          Amended and Restated Bylaws of Accrue Software, Inc.