Form 10-Q/A
period 2001-06-30
ACCRUE SOFTWARE INC
filed 2001-10-24
CIK 1087243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

      The undersigned registrant hereby amends its quarterly report on Form 10-Q for the period ended June 30, 2001, as set forth below:

      In the course of reviewing the financial statements to be included in the registrant's quarterly report on Form 10-Q for the period ended September 30, 2001, the registrant determined there had been an overstatement of amortization of intangible assets recorded in the quarter ended June 30, 2001. The complete text of each item amended to correct such error is contained in this Form 10-Q/A.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ACCRUE SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 JUNE 30,         MARCH 31,
                                                                   2001             2001
                                                               -----------       -----------
                                                               (Restated)
ASSETS
Current assets:
  Cash and cash equivalents .............................      $    11,571       $    11,951
  Accounts receivable, net ..............................            1,056             1,868
  Prepaid expenses and other current assets .............              383             2,782
                                                               -----------       -----------
     Total current assets ...............................           13,010            16,601
Property and equipment, net .............................            2,651             2,923
Intangible assets, net ..................................            9,238            10,383
Other assets ............................................              362               362
                                                               -----------       -----------
     Total assets .......................................      $    25,261       $    30,269
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................      $       386       $     1,026
  Accrued liabilities ...................................            3,221             4,406
  Accrued liabilities, merger ...........................               54                80
  Deferred revenue ......................................            3,929             4,897
  Short term borrowings .................................              ---             2,000
                                                               -----------       -----------
     Total current liabilities ..........................            7,590            12,409
                                                               -----------       -----------

Stockholders' equity:
Common stock ............................................               30                31
Additional paid-in capital ..............................          264,967           264,996
Deferred stock-based compensation .......................             (814)           (1,023)
Accumulated other comprehensive income (loss) ...........               64               (35)
Accumulated deficit .....................................         (246,576)         (246,109)
                                                               -----------       -----------
     Total stockholders' equity .........................           17,671            17,860
                                                               -----------       -----------
     Total liabilities and stockholders' equity .........      $    25,261       $    30,269
                                                               ===========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED
                                           -----------------------
                                           JUNE 30,       JUNE 30,
                                             2001           2000
                                           --------       --------
                                          (Restated)
Net revenue:
    Software license                       $  1,147       $  6,923
    Maintenance and service                   2,465          2,827
                                           --------       --------
       Total revenue                          3,612          9,750
                                           --------       --------
Cost of revenues:
    Software license                            105            381
    Maintenance and service                   2,128          1,439
                                           --------       --------
       Total cost of revenue                  2,233          1,820
                                           --------       --------
Gross profit                                  1,379          7,930
                                           --------       --------
Operating expenses:
    Research and development                  2,122          1,936
    Sales and marketing                       1,489          4,149
    General and administrative                1,323            904
    Amortization of intangible assets         1,145         10,859
    Stock-based compensation expense            209            749
                                           --------       --------
       Total operating expenses               6,288         18,597
                                           --------       --------
Loss from operations                         (4,909)       (10,667)
Other income, net                             4,440            405
                                           --------       --------
Net loss                                   $   (469)      $(10,262)
                                           ========       ========
Net loss per share, basic and diluted      $  (0.02)      $  (0.40)
                                           ========       ========
Shares used in computing net loss per
    share, basic and diluted                 29,821         25,578
                                           ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ACCRUE SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                        ---------------------------
                                                                                         JUNE 30,         JUNE 30,
                                                                                           2001             2000
                                                                                        ----------       ----------
                                                                                        (Restated)
   Cash flows from operating activities:
     Net loss ....................................................................      $     (469)      $  (10,262)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Gain on sale of technology assets ........................................          (4,306)             ---
        Depreciation and amortization ............................................           1,417           11,048
        Provision for sales returns and doubtful accounts ........................             ---              189
        Stock-based compensation expense .........................................             209              749
        Changes in operating assets and liabilities:
          Accounts receivable ....................................................             812           (2,106)
          Prepaid expenses and other current assets ..............................           2,399              683
          Other assets ...........................................................             ---               49
          Accounts payable .......................................................            (640)             689
          Accrued liabilities ....................................................          (1,053)             735
          Accrued costs related to merger and acquisition ........................             (26)          (1,139)
          Deferred revenue .......................................................            (968)            (283)
                                                                                        ----------       ----------
             Net cash provided by (used in) operating activities .................          (2,625)             352
                                                                                        ----------       ----------
   Cash flows from investing activities:
     Net proceeds from sale of technology assets .................................           4,306
     Acquisition of property and equipment .......................................             ---             (487)
                                                                                        ----------       ----------
             Net cash provided by (used in) investing activities .................           4,306             (487)
                                                                                        ----------       ----------
   Cash flows from financing activities:
     Proceeds from stock options and warrants exercised ..........................               9              492
     Repurchase of common stock ..................................................             (29)             (92)
     Repayment of short term borrowings ..........................................          (2,000)
     Repayment of equipment loan .................................................             ---              (48)
                                                                                        ----------       ----------
             Net cash provided by (used in) financing activities .................          (2,020)             352
             Effect of exchange rate changes on cash .............................             (41)             ---
                                                                                        ----------       ----------
   Net increase (decrease) in cash and cash equivalents ..........................            (380)             217
   Cash and cash equivalents at beginning of period ..............................          11,951           31,754
                                                                                        ----------       ----------
   Cash and cash equivalents at end of period ....................................      $   11,571       $   31,971
                                                                                        ==========       ==========
   Supplemental disclosure of cash flow information:
     Interest paid ...............................................................      $       24       $        4
                                                                                        ==========       ==========
     Unearned compensation related to grants of stock options ....................      $      814       $    3,488
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

Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. For the quarter ended June 30, 2001, Accrue incurred net losses of $0.5 million and negative cash flows from operations of $2.6 million. As of June 30, 2001, Accrue had an accumulated deficit of $246.6 million. Management expects operating losses and negative cash flows to continue for the foreseeable future due to a decline in projected revenues in comparison to fiscal 2001. Management, however, expects that losses will decrease from the prior fiscal year due to the decline in revenues being offset by reduction in headcount and other cost saving efforts in place. Also, to fund fiscal year 2002 operations Accrue generated approximately $4.3 million from the sale of certain intellectual property in June 2001 (see
Note 6). Certain costs, such as employee costs, could be reduced further if working capital decreased significantly. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue's ability to continue as a going concern and to achieve its intended business objectives.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2001. The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

NOTE 2 - RESTATEMENT OF FINANCIAL RESULTS

The Form 10-Q for the three months ended June 30, 2001 as originally filed included an overstatement of amortization of intangible assets by $2.2 million. The effects of the restatement on the Company's condensed consolidated financial statements for the period ended June 30, 2001 are as follows:

Statement of Operations Data:

                                                 For the Three Months Ended
                                                       June 30, 2001
                                            (in thousands except per share data)

                                            As originally
                                              reported            As restated
Amortization of intangible assets ........  $       3,368         $     1,145
Total operating expenses .................          8,511               6,288
Loss from operations .....................         (7,132)             (4,909)
Other income, net ........................          4,440               4,440
Net loss .................................         (2,692)               (469)
Net loss per share, basic and diluted ....          (0.09)              (0.02)

Balance Sheet Data:

                                                    As of June 30, 2001
                                                       (in thousands)
                                            As originally
                                              reported            As restated
Total assets .............................  $      23,038         $    25,261
Total liabilities ........................          7,590               7,590
Total stockholders' equity ...............         15,448              17,671


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

A reconciliation of shares used in the calculation of net loss per share follows (in thousands, except per share data):


                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                        -------------------------
                                                                          2001            2000
                                                                        ---------       ---------
                                                                        (Restated)
NET LOSS PER SHARE, BASIC AND DILUTED:
  Net loss .......................................................      $    (469)      $ (10,262)
                                                                        =========       =========
  Basic and diluted:
  Weighted average shares of common stock outstanding ............         30,267          27,369
  Less: weighted average shares subject to repurchase ............           (446)         (1,791)
                                                                        ---------       ---------

  Weighted average shares used in computing net loss per
     share, basic and diluted ....................................         29,821          25,578
                                                                        =========       =========

  Net loss per share, basic and diluted ..........................      $   (0.02)      $   (0.40)
                                                                        =========       =========


NOTE 4 - EQUITY TRANSACTIONS

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

NOTE 6 - SALE OF TECHNOLOGY ASSETS

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

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

Operating expenses. Total operating expenses were $6.3 million for the quarter ended June 30, 2001, or 174% of revenues as compared to $18.6 million or 191% of revenues for the quarter ended June 30, 2000. The decrease in dollar amount is primarily due to our reduced spending in sales and marketing and a decrease in goodwill amortization as a result of the goodwill impairment charge we incurred in fiscal 2001. We anticipate that total operating expenses will remain relatively flat for the remaining nine months of fiscal 2002.

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

Amortization of intangible assets. Amortization of intangible assets was $1.1 million, or 32% of revenue, for the quarter ended June 30, 2001, as compared to $10.9 million, or 111% of revenue, for the quarter ended June 30, 2000. The balance is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired in our acquisitions of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. Intangible assets are being amortized on a straight-line basis over a useful life of three years. The decrease in amortization is due to the goodwill impairment charge of $139.7 million recorded in the six months ended March 31, 2001.

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

Operating activities utilized cash of $2.6 million in the three months ended June 30, 2001 and provided cash of $0.4 million in the three months ended June 30, 2000. Cash utilized by operating activities during the three months ended June 30, 2001 results primarily from our operating loss of $4.9 million, decrease in accounts payable of $0.6 million, decrease in accrued liabilities of $1.1 million, and decrease in deferred revenue of $1.0 million, offset in part by depreciation and amortization of $1.4 million, stock-based compensation expense of $0.2 million, decrease in accounts receivable of $0.8 million, and decrease in prepaid expenses and other current assets of $2.4 million. The decreases in accounts receivable and deferred revenue were a result of the decrease in license revenue and a smaller growth rate of maintenance and service revenue for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES

We have not achieved profitability. We incurred net losses of $7.6 million for the fiscal year ended March 31, 1999, $21.1 million for the fiscal year ended March 31, 2000, $211.2 million for the fiscal year ended March 31, 2001, and $0.5 million for the three months ended June 30, 2001. At June 30, 2001, we had an accumulated deficit of $246.6 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

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


Date:  October 24, 2001