Form 10-Q
period 2001-09-29
ACCRUE SOFTWARE INC
filed 2001-11-13
CIK 1087243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-26437

ACCRUE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3238684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48634 MILMONT DRIVE
FREMONT, CA 94538-7353
(Address of principal executive offices, including zip code)

(510) 580-4500
(Registrant’s telephone number, including area code)

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

Yes [X]    No [   ]

     As of October 31, 2001, there were 30,181,922 shares of the registrant’s Common Stock outstanding.

ACCRUE SOFTWARE, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACCRUE SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	SEPT. 29,	MARCH 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$6,522	$11,951
Accounts receivable, net	2,523	1,868
Prepaid expenses and other current assets	1,273	2,782

Total current assets	10,318	16,601
Property and equipment, net	2,421	2,923
Intangible assets, net	8,094	10,383
Other assets	52	362

Total assets	$20,885	$30,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$634	$1,026
Accrued liabilities	2,829	4,406
Accrued liabilities, merger	—	80
Deferred revenue	3,560	4,897
Short term borrowings	—	2,000

Total current liabilities	7,023	12,409

Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	264,882	264,996
Deferred stock-based compensation	(447)	(1,023)
Accumulated other comprehensive income (loss)	128	(35)
Accumulated deficit	(250,732)	(246,109)

Total stockholders’ equity	13,862	17,860

Total liabilities and stockholders’ equity	$20,885	$30,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	SEPT. 29,	SEPT. 30,	SEPT. 29,	SEPT. 30,
	2001	2000	2001	2000

Net revenue:
Software license	$1,434	$6,727	$2,581	$13,650
Maintenance and service	2,376	3,308	4,841	6,135

Total revenue	3,810	10,035	7,422	19,785

Cost of revenues:
Software license	105	108	210	489
Maintenance and service	1,714	1,755	3,842	3,194

Total cost of revenues	1,819	1,863	4,052	3,683

Gross profit	1,991	8,172	3,370	16,102

Operating expenses:
Research and development	1,730	2,059	3,852	3,995
Sales and marketing	1,606	3,488	3,095	7,637
General and administrative	1,465	1,142	2,788	2,046
Amortization of intangibles	1,145	16,244	2,290	27,103
In-process research and development	—	4,503	—	4,503
Stock-based compensation expense	276	598	485	1,347

Total operating expenses	6,222	28,034	12,510	46,631

Loss from operations	(4,231)	(19,862)	(9,140)	(30,529)
Other income/(expense)	77	345	211	750
Gain on sale of technology asset	—	—	4,306	—

Net loss	$(4,154)	$(19,517)	$(4,623)	$(29,779)

Net loss per share, basic and diluted	$(0.14)	$(0.71)	$(0.15)	$(1.12)

Shares used in computing net loss per share, basic and diluted	30,131	27,660	30,029	26,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	SIX MONTHS ENDED

	SEPT. 29,	SEPT. 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(4,623)	$(29,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of purchased in-process research and development	—	4,503
Gain on sale of technology asset	(4,306)	—
Depreciation and amortization	2,844	27,512
Provision for sales returns and doubtful accounts	100	47
Stock-based compensation expense	485	1,347
Changes in operating assets and liabilities:
Accounts receivable	(755)	(3,973)
Prepaid expenses and other current assets	1,509	40
Other assets	310	38
Accounts payable	(392)	420
Accrued liabilities	(1,445)	149
Accrued costs related to merger and acquisition	(80)	(1,703)
Deferred revenue	(1,337)	(148)

Net cash used in operating activities	(7,690)	(1,547)

Cash flows from investing activities:
Net proceeds from sale of technology assets	4,306	—
Acquisition of Infocharger and Pilot, net of cash acquired	—	(4,964)
Acquisition of property and equipment	(53)	(1,071)

Net cash provided by (used in) investing activities	4,253	(6,035)

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	9	740
Proceeds from employee stock purchase plan program	13	771
Repurchase of common stock	(43)	(92)
Repayment of short term borrowings	(2,000)	—
Repayment of equipment loan	—	(186)

Net cash provided by (used in) financing activities	(2,021)	1,233
Effect of exchange rate changes on cash	29	(359)

Net decrease in cash and cash equivalents	(5,429)	(6,708)
Cash and cash equivalents at beginning of period	11,951	31,754

Cash and cash equivalents at end of period	$6,522	$25,046

Supplemental disclosure of cash flow information:
Interest paid	$24	$—

Unearned compensation related to grants of stock options	$538	$2,890

Stock issued in connection with acquisitions	$—	$70,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

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

Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. For the six months ended September 29, 2001, Accrue incurred net losses of $4.6 million and negative cash flows from operations of $7.7 million. As of September 29, 2001, Accrue had an accumulated deficit of $250.7 million. Management expects operating losses and negative cash flows to continue for the foreseeable future due to a decline in projected revenues in comparison to fiscal 2001. Management, however, expects that losses will decrease from the prior fiscal year due to the decline in revenues being offset by reduction in headcount and other cost saving efforts in place. Also, to fund fiscal year 2002 operations Accrue generated approximately $4.3 million from the sale of certain intellectual property in June 2001. Certain costs, such as employee costs, could be reduced further if working capital decreased significantly. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue’s ability to continue as a going concern and to achieve its intended business objectives.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2001. The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

NOTE 2 — NET LOSS PER SHARE

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

Net loss per share for the three and six months ended September 30, 2000 does not include the effect of approximately 4,236,600 stock options outstanding or approximately 1,282,900 shares of common stock issued and subject to repurchase by Accrue, because their effects are anti-dilutive.

Net loss per share for the three and six months ended September 29, 2001 does not include the effect of approximately 5,727,500 stock options outstanding or approximately 276,300 shares of common stock issued and subject to repurchase by Accrue, because their effects are anti-dilutive.

A reconciliation of shares used in the calculation of net loss per share follows (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	SEPT. 29	SEPT. 30	SEPT. 29	SEPT. 30
	2001	2000	2001	2000

NET LOSS PER SHARE, BASIC AND DILUTED:
Net loss	$(4,154)	$(19,517)	$(4,623)	$(29,779)

Basic and diluted:
Weighted average shares of common stock outstanding	30,470	28,943	30,368	27,989
Less: weighted average shares subject to repurchase	(339)	(1,283)	(339)	(1,283)

Weighted average shares used in computing net loss per share, basic and diluted	30,131	27,660	30,029	26,706

Net loss per share, basic and diluted	$(0.14)	$(0.71)	$(0.15)	$(1.12)

NOTE 3 — EQUITY TRANSACTIONS

During the three and six months ended September 29, 2001, Accrue granted options to purchase an aggregate of 1,000,000 shares of common stock pursuant to our stock option plans at a weighted average exercise price of $ 0.25. Also 20,145 shares of common stock were exercised pursuant to our stock option plans.

NOTE 4 — SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	SEPT. 29	SEPT. 30	SEPT. 29	SEPT. 30
	2001	2000	2001	2000

United States	$2,021	$8,810	$4,248	$17,097
Europe	1,088	1,223	2,153	2,488
Others	701	2	1,021	200

	$3,810	$10,035	$7,422	$19,785

One customer accounted for more than 10% of revenue for the three months ended September 29, 2001 and September 30, 2000. No one customer accounted for more than 10% of revenue for the six months ended September 29, 2001 and September 30, 2000.

NOTE 5 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains (losses) on foreign currency translation. The impact of which is excluded from net income (loss) and is included in stockholders' equity. A summary of comprehensive income (loss) is as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	SEPT. 29	SEPT. 30	SEPT. 29	SEPT. 30
	2001	2000	2001	2000

Net loss	$(4,154)	$(19,517)	$(4,623)	$(29,779)
Unrealized gain (loss) on foreign currency translation	64	9	128	9

	$(4,090)	$(19,508)	$(4,495)	$(29,770)

NOTE 6 — NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accrue adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, “Deferral of the Effective Date the FASB Statement No. 133”, effective January 1, 2001. To date, Accrue has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on Accrue’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Accrue is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB 30, however, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Accrue’s management does not expect the adoption of SFAS 144 to have a material impact on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT

LIMITATION, STATEMENTS REGARDING THE COMPANY’S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS “EXPECTS”, “ANTICIPATES”, “INTENDS”, “BELIEVES”, OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY’S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION “RISK FACTORS” IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

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

Substantially all of our product revenues through September 29, 2001 were attributable to licensing Accrue G2, Accrue Insight, Accrue Hit List, our Pilot business intelligence suites, and related products and support services. We anticipate that sales of Accrue G2 to new and existing customers will account for a significant portion of product and services revenue in fiscal year 2002. A decline in the price or demand of Accrue G2 products, or related products and service would seriously harm our business, financial condition and results of operations. Maintenance for Accrue G2, Accrue Insight, Accrue Hit List and Pilot will account for a significant portion of maintenance revenue for fiscal year 2002.

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

For contracts with multiple obligations (e.g. products, maintenance, installation and other services), revenue is allocated to each component of the contract based on objective evidence of its fair value, or for products not yet being sold separately, the price established by management. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. We recognize revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, such as installation and training, we recognize revenue as the related services are performed.

We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 20% of our total revenue to date. We expect that sales through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. Our pricing model is based on the number of server-based CPUs allowing for additional revenue as a customer’s business expands. License fees for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are primarily charged on a time-and-materials basis.

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

RESULTS OF OPERATIONS

Revenue. Total revenue was $ 3.8 million and $ 7.4 million for the three and six months ended September 29, 2001, respectively, a decrease of 62% from $10 million for the three months ended September 30, 2000 and a decrease of 62% from $19.8 million for the six months ended September 30, 2000. One customer accounted for more than 10% of revenue for the quarter ended September 29, 2001 and no one customer accounted for more than 10% of revenue for the six months ended September 29, 2001.

Software license revenue. Revenue from software licenses was $1.4 million for the three months ended September 29, 2001, a decrease of $5.3 million, or 79%, from $6.7 million for the three months ended September 30, 2000. For the six months ended September 29, 2001, revenue from software licenses was $2.6 million, a decrease of $11.1 million, or 81%, over $13.7 million for the six months ended September 30, 2000. The decrease is primarily due to a decline in purchases from e-commerce companies, an increase in our product sales cycle to enterprise customers, and the fact that our product sales in fiscal 2002 involved a greater percentage of professional services causing us to defer the license revenue relating to these contracts which we will recognize over the period the services are rendered.

Maintenance and service revenue. Maintenance and service revenues were $2.4 million and $4.8 million for the three and six months ended September 29, 2001, representing a decrease of 28% from $3.3 million and 21% from $6.1 million in the corresponding periods of fiscal 2001. The decrease is primarily due to reduced service revenue which is typically derived in connection with sales of our software licenses. As a result, service revenues have declined as product revenues have decreased. Maintenance and service revenues depend on the continued ability of our customers to pay over time. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenues from e-commerce, we may not be able to sustain our historic levels of maintenance and service revenues in the future.

Cost of revenues. Cost of revenues consists primarily of the salaries and related expenses for maintenance and service personnel. These costs were $1.8 million and $4.1 million, or 48% and 55% of revenue, respectively, for the three and six months ended September 29, 2001, as compared to $1.9 million and $3.7 million, or 19% of revenue, in the corresponding periods of fiscal 2001. The increase in cost of revenue as a percentage of revenue is due to the decrease in revenue for the three and six months ended September 29, 2001 from the corresponding periods in fiscal 2001. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs. We do not anticipate increases to our headcount and related costs in the next several quarters but may rely more on outsourcing alternatives in the near term.

Gross profit. Gross profits were 52% and 45% of revenue for the three and six months ended September 29, 2001, respectively, and 81% for the three and six months ended September 30, 2000. The decrease in gross profit is primarily due to higher maintenance and service revenue as a percentage of total revenue, as maintenance and service revenue has lower gross profit than product revenue. In the future, we expect that maintenance and service revenue will decrease as a percentage of total revenue due to expected greater revenue derived from license sales as a result of the introduction of our Accrue G2 product. We also expect that sales derived through indirect channels will increase as a percentage of total revenue. Revenue derived through indirect channels has lower gross profit than product revenue.

Operating expenses. Total operating expenses were $6.2 million for the three months ended September 29, 2001, or 163% of revenues, as compared to $28 million or 279% of revenues for the three months ended September 30, 2000. For the six months ended September 29, 2001, total operating expenses were $12.5 million, or 169% of revenue, as compared to $46.6 million, or 236% of revenue for the six months ended September 30, 2000. The decrease in dollar amount is primarily due to a decrease in goodwill amortization as a result of the goodwill impairment charge of $139.7 million we incurred in fiscal 2001, a one-time charge of $4.5 million for in-process research and development we incurred in fiscal 2001 related to Infocharger and Pilot acquisitions, and our reduced spending in sales and marketing in fiscal 2002. We anticipate that total operating expenses will remain relatively flat for the remaining six months of fiscal 2002.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $1.7 million for the three months ended September 29, 2001, or 45% of revenue, as compared to $2.1 million, or 21% of revenue for the three months ended September 30, 2000. For the six months ended September 29, 2001, research and development expenses were $3.9 million, or 52% of revenue, as compared to $4.0 million, or 20% of revenue for the six months ended September 30, 2000. The decrease is primarily attributable to decreased staffing costs associated with a reduced headcount. However, we believe that research and development expenses will remain relatively constant for the remaining six months of fiscal 2002. Research and development expenditures are charged to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $1.6 million, or 42% of revenue, for the three months ended September 29, 2001, compared to $3.5 million, or 35% of revenue for the three months ended September 30, 2000. For the six months ended September 29, 2001, sales and marketing expenses were $3.1 million, or 42% of revenue, as compared to $7.6 million, or 39% of revenue for the six months ended September 30, 2000. The decrease of $1.9 million and $4.5 million for the three months and six months respectively is primarily due to decreased salary and commission expense of $0.8 million and $2.1 million for the three months and six months, respectively, as a result of reduced headcount and decreased revenue, and reduced marketing spending of $0.6 million and $1.7 million for the three months and six months respectively on previously established products. In the near term, we believe that sales and marketing expenses will increase in dollar amount in connection with the continuing effort to promote Accrue G2.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, business development, and other related administrative functions, as well as legal and accounting costs. General and administrative expenses were $1.5 million, or 38% of revenue, for the three months ended September 29, 2001, as compared to $1.1 million, or 11% of revenue, for the three months ended September 30, 2000. For the six months ended September 29, 2001, general and administrative expenses were $2.8 million, or 38% of revenue, as compared to $2.0 million, or 10% of revenue for the six months ended September 30, 2000. The increase is primarily due to staffing costs associated with an increased administrative headcount and increased accounting and legal expenses. We believe that general and administrative expenses will remain relatively constant for the remaining six months of fiscal 2002.

Amortization of intangible assets. Amortization of intangible assets was $1.1 million, or 30% of revenue, for the three months ended September 29, 2001, as compared to $16.2 million, or 162% of revenue, for the three months ended September 30, 2000. For the six months ended September 29, 2001, amortization of intangible assets was $2.3 million, or 31% of revenue, as compared to $27.1 million, or 137% of revenue for the six months ended September 30, 2000. The balance is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired in our acquisitions of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. Intangible assets are being amortized on a straight-line basis over a useful life of three years. The decrease in fiscal 2002 is due to a reduced value of identifiable tangible and intangible assets as a result of the goodwill impairment charge of $139.7 million we incurred in fiscal 2001.

In-process research and development. In-process research and development represents the associated costs of research and development projects that had not yet reached technological feasibility and had no alternative future uses at the date of acquisition. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management’s estimates of revenues and operating profits related to the projects. We incurred a one-time charge of $4.5 million, or 45% and 23% of revenue for the three and six months ended September 30, 2000, respectively, for in-process research and development associated with our acquisitions of Infocharger division of Tantau Software International, Inc. and Pilot Software, Inc.

Stock-based compensation. Total stock-based compensation of approximately $0.3 million and $0.5 million, or 7% of revenue, was amortized for the three and six months ended September 29, 2001, respectively. Total stock-based compensation of approximately $0.6 million and $1.4 million, or 6% and 7% of revenue was amortized for the three and six months ended September 30, 2000. The remaining balance of $0.5 million will continue to be amortized over the vesting of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

Other income, net. Other income, net consists of interest income, interest expense, other income, other expense, and gain from sale of technology assets. Other income, net was $0.1 million and $4.5 million for the three and six months ended September 29, 2001 and $0.3 million and $0.8 million for the three and six months ended September 30, 2000, respectively. The increase for the six months ended Sept 29, 2001 is primarily a result of gain from sale of technology assets of $4.3 million in the quarter ended June 30, 2001.

On June 26, 2001, we signed a definitive agreement (“the Agreement”) with JDA Software Group, Inc. (“JDA”) pursuant to which we transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. Pursuant to the Agreement, JDA granted back to us a royalty-free license to use and distribute the Decision Series software and other related intellectual property in certain market segments. We received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account which will be released to us in June 2002, subject to indemnification and escrow provisions set forth in the Agreement. We have accrued $132,000 in transaction costs related to the sale of Decision Series Assets. Since our basis in the intellectual property sold to JDA was zero, we recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow will be recognized as an additional gain on sale by us if received as contemplated by the Agreement in June 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, bank loans and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

Operating activities utilized cash of $7.7 million and $1.5 million in the six months ended September 29, 2001 and September 30, 2000, respectively. Cash utilized by operating activities during the six months ended September 30, 2000 resulted primarily from our net loss of $29.8 million, an increase in accounts receivable of $4.0 million, and a decrease in accrued expenses related to mergers and acquisitions of $1.7 million, offset by depreciation and amortization expenses of $27.5 million, stock-based compensation expense of $1.3 million, write-off of purchased in-process research and development expense of $4.5 million, and an increase in accounts payable and accrued liabilities of $0.6 million. Cash utilized by operating activities during the six months ended September 29, 2001 results primarily from our operating loss of $9.1 million, decrease in accounts payable of $0.4 million, decrease in accrued liabilities of $1.4 million, decrease in deferred revenue of $1.3 million, and increase in accounts receivable of $0.8 million, offset in part by depreciation and amortization of $2.8 million, stock-based compensation expense of $0.5 million, decrease in prepaid expenses and other current assets of $1.5 million, decrease in other assets of $0.3 million and increase in provision for sales returns and doubtful accounts of $0.1 million. The increase in accounts receivable was due to billings to a number of customers that occurred near the end of the quarter. The decrease in deferred revenue was a result of the decrease in license revenue and a smaller growth rate of maintenance and service revenue for the six months ended September 29, 2001 compared to the six months ended September 30, 2000.

Investing activities provided cash of $4.3 million in the six months ended September 29, 2001 and utilized cash of $6.0 million in the six months ended September 30, 2000. Cash utilized by investing activities during the six months ended September 30, 2000 was primarily attributable to the cash of $5.0 million paid for our acquisition of Infocharger Division of Tantau Software International, Inc. and $1.0 million paid for purchases of property and equipment. Cash provided by investing activities during the six months ended September 29, 2001 primarily represents cash received from JDA Software Group, Inc. for the sale of the NeoVista technology assets.

Financing activities utilized cash of $2.0 million in the six months ended September 29, 2001 and provided cash of $1.2 million in the six months ended September 30, 2000. The financing activity in 2000 consists primarily of proceeds from stock options exercised of $0.7 million, proceeds from employee stock purchase plan program of $0.8 million, repayment of common stock and treasury stock issuance of $0.1 million, and repayment of an equipment loan of $0.2 million. The financing activity in 2001 consists primarily of the repayment of a $2.0 million working capital line of credit with a financial institution, which expired in June 2001.

In June 2001, we entered into an one-year accounts receivable purchase agreement with a financial institution under which we can borrow up to an aggregate of $1.5 million, renewable annually. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. As of September 29, 2001, we have not sold any receivables pursuant to this agreement

We expect to experience a short-term decrease in cash resources as a result of our reduction in projected revenue and cash collections. We anticipate that our operating expenses, as well as planned capital expenditures, will continue to constitute a material use of our cash resources. We believe that our cash and cash equivalents, funds generated from operations, and available commercial credit and other facilities from the bank will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. In the event additional financing is required, we may not be able to raise it on acceptable terms, if at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, “Deferral of the Effective Date the FASB Statement No. 133”, effective January 1, 2001. To date, we have not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB 30, however, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We do not expect the adoption of SFAS 144 to have a material impact on our financial position and results of operations.

YEAR 2000 READINESS

“Year 2000 Issues” refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether “00” means 1900 or 2000, which may result in failures or the creation of erroneous results.

We have defined Year 2000 compliant as the ability to:

•	Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

•	Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

•	Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

•	Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

•	Recognize the Year 2000 as a leap year.

We designed our current products to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are Year 2000 compliant. We have tested our products for Year 2000 compliance.

As of October 31, 2001, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

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

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 1999, 2000 and 2001, we generated $4.7 million, $18.9 million and $25.6 million in revenue, respectively. For the six months ended September 29, 2001, we generated $7.4 million in revenue. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our historical results of operations.

WE HAVE INCURRED SUBSTANTIAL LOSSES

We have not achieved profitability. We incurred net losses of $7.6 million for the fiscal year ended March 31, 1999, $21.1 million for the fiscal year ended March 31, 2000, $211.2 million for the fiscal year ended March 31, 2001, and $4.6 million for the six months ended September 29, 2001. At September 29, 2001, we had an accumulated deficit of $250.7 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our historical results of operations.

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

To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling securities. If our revenue fails to offset operating expenses, we may be required to fund future operations through the sale of additional common stock, which could cause our common stock price to decline. Please see “Management’s Discussion and Analysis of Financial Conditions — Liquidity and Capital Resources”.

FLUCTUATIONS IN OUR OPERATING RESULTS MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, particularly as a result of the risks we describe in this section. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

THE CONTINUING DETERIORATION OF THE ECONOMY COULD HARM THE COMPANY’S BUSINESS

We face a great risk of a continued decline in the economic environment, especially as it relates to business sectors related to e-commerce and the Internet, particularly online merchandising. Downturns in these sectors may cause enterprises and service providers to delay or cancel the purchase of Internet analytics software, reduce their overall information technology budgets or reduce or cancel orders for our products and services. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products and services. These adverse impacts, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing the Company to realize lower revenues and margins. In particular, many of the Company’s customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate spending on information technology. If spending in our sectors declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability.

THE LOSS OF KEY MANAGEMENT PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT

Our success depends largely upon the continued services of our key management and technical personnel, the loss of which could seriously harm our business. In particular, we rely on Jeffrey Walker, President, Chief Executive Officer and a director, and Tom Lefort, Vice President of Product Development. Messrs. Walker, and Lefort do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees.

WE FACE INTENSE COMPETITION WHICH COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS NOW AND IN THE FUTURE

The market for Internet analytics solutions is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Our principal competitors today include:

•	vendors of software that target Internet customer data collection and analysis markets such as Macromedia/Andromedia, SPSS/net.Genesis Corporation, and NetIQ/Webtrends;

•	Application Service Provider (ASP) vendors such as Coremetrics, Inc. and Digimine, Inc.;

•	providers of business intelligence tools, such as Hyperion Solutions, Corp., MicroStrategy Inc., Business Objects S.A. and Informatica Corp.;

•	custom development efforts by system integrators and in-house developers

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently restructured our direct sales force and plan to hire additional sales personnel. As of September 29, 2001, our sales and support organization consisted of 50 employees. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel, and there is no assurance that we will be successful in this endeavor.

WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES ORGANIZATION, WHICH COULD NEGATIVELY AFFECT BOTH OUR OPERATING RESULTS AND OUR ABILITY TO ASSIST OUR CUSTOMERS WITH THE IMPLEMENTATION OF OUR PRODUCTS

Customers that license our software typically engage our professional services organization to assist with support, training, consulting and implementation of their Internet analytics solutions. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate third-party resellers on how to use and distribute our products. We expect our services revenue to increase in absolute dollars as we continue to provide consulting and training services that complement our products and as our installed base of customers grows. We generally bill our clients for our services on a fixed-price basis; however, from time to time we bill our clients on a time-and-materials basis. Failure to estimate accurately the resources and time required for an engagement, to manage our customers’ expectations effectively regarding the scope of services to be delivered for an estimated price or to complete fixed-price engagements within budget, on time and to the customer’s satisfaction could expose us to risks associated with cost overruns, and in some cases, penalties, and may harm our business. Although we plan to expand our services in order to address our customers’

needs, we cannot be certain that we will be able to expand our professional services organization to meet customer requirements.

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

Licenses and services sold to clients located outside the United States for the three and six months ended September 29, 2001 were 47% and 43% of our total revenue, respectively, and 12% and 14% of our total revenue, respectively, for the three and six months ended September 30, 2000. We expect international revenue to remain near this percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful, but cannot assure you that we will be able to do so.

Continued expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. At September 29, 2001, we had non-exclusive alliances with a number of partners, including Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation in Asia Pacific, Extend Software in South America, and Executive Planning Systems (EPS) and Intranet Software Solutions (ISSEL) Ltd in Europe, Middle East, Africa (EMEA). These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot be certain that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

•	protectionist laws and business practices that favor local competition;

•	difficulties and costs of staffing and managing foreign operations;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	longer sales and collection cycles;

•	foreign currency exchange rate fluctuations;

•	political and economic instability;

•	reduced protection for intellectual property rights in some countries;

•	seasonal reductions in business activity; and

•	expenses associated with localizing products for foreign countries.

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

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED

Our success is dependent on the continued growth of our customer base and the retention of our customers. For the fiscal years ended March 31, 2000 and 2001, approximately 25 – 30% and 50 – 55% of our revenue, respectively, was derived from sales of products and services to existing customers. For the six months ended September 29, 2001, approximately 60 – 65% of our revenue was derived from sales of products and services to existing customers. We expect to continue to derive a significant amount of revenue from our existing customers. If we fail to generate repeat and expanded business from our current and future customers, particularly from maintenance contract renewals, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a license for our products and services for installation on a limited number of servers. If an installation is successful, the customer may purchase additional licenses to expand the use of our products in its organization, license additional products and services from us, or renew maintenance fees. However there is no assurance that our customers will expand their current use of our products and services in this way.

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

ACCRUE G2, OUR MOST IMPORTANT PRODUCT, IS NOT PROTECTED BY PATENTS. IF ANOTHER PARTY WERE TO USE THIS TECHNOLOGY, OUR BUSINESS WOULD SUFFER

We regard substantial elements of our Internet analytics solutions as proprietary and attempt to protect them by relying on patent, trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. However, Accrue G2, our most important product, is not protected by patents. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could have a material adverse effect on our business. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property or design around patents issued to us.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In addition to the technology we have developed internally, we also use code libraries developed and maintained by third parties and have acquired or licensed technologies from other companies. Our internally developed technology, the code libraries, or the technology we acquired or licensed may infringe a third party’s intellectual property rights who may bring claims against us alleging infringement of their intellectual property rights. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are not currently involved in any intellectual property litigation. However, as the number of entrants into our market increases, the possibility of an intellectual property claim against us grows and we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights, would likely be time-consuming and expensive to defend and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

•	cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and/or

•	redesign those products or services that incorporate infringing technology.

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

WE ARE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS THAT COULD REQUIRE CONSIDERABLE EFFORT AND EXPENSE TO DEFEND AND WHICH COULD HARM OUR BUSINESS

Our products are used to monitor the traffic data of our customers’ Web sites, and to segment, analyze and report this data. These and other functions that our products provide are often critical to our customers, especially in light of the considerable resources many organizations spend on the development and maintenance of their Web sites. Our end-user licenses contain provisions that limit our exposure to product liability claims, but these provisions may not be enforceable in all jurisdictions. Additionally, we maintain limited product liability insurance. To the extent our contractual limitations are unenforceable or these claims are not covered by insurance, a successful product liability claim could harm our business.

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

BECAUSE ACCRUE’S OFFICERS AND DIRECTORS OWN APPROXIMATELY 11.2% OF THE OUTSTANDING COMMON STOCK, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDER DECISIONS

As of October 31, 2001, our officers and directors beneficially owned approximately 11.2% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions that you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

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

THE MARKET PRICE FOR OUR COMMON STOCK, LIKE OTHER TECHNOLOGY STOCKS, HAS BEEN AND MAY CONTINUE TO BE VOLATILE

The stock markets have, in general, and with respect to Internet companies in particular, recently experienced extreme stock price and volume volatility, resulting in significant decreases in companies’ stock prices. The decreases in stock prices for many companies in the technology and emerging growth sector have often been unrelated to the operating performance of these companies in many cases. Fluctuations such as these have affected the market price of our common stock. Our common stock is trading at a level significantly below its historic levels, and there can be no assurance that our stock price will increase significantly in the foreseeable future. In addition, if we fail to address any of the risks described in this section, the market price for our common stock, and consequently, the value of your investment, could decline further.

SIGNIFICANT FLUCTUATIONS IN THE MARKET PRICE OF OUR COMMON STOCK COULD RESULT IN SECURITIES CLASS ACTION CLAIMS AGAINST US, WHICH COULD SERIOUSLY HARM OUR BUSINESS

Securities class action claims have been brought against companies in the past where volatility in the market price of that company’s securities has taken place. This kind of litigation could be very costly and divert our management’s attention and resources, and any adverse determination in this litigation could also subject us to significant liabilities, any or all of which could seriously harm our business.

IF WE CANNOT RAISE FUNDS, IF NEEDED, ON ACCEPTABLE TERMS, WE MAY NOT BE ABLE TO DEVELOP OR ENHANCE OUR PRODUCTS AND SERVICES, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED CAPITAL REQUIREMENTS WHICH COULD HARM OUR BUSINESS

We expect cash on hand, cash equivalents, funds generated from operations, and commercial credit and other facilities to meet our working capital and capital expenditure needs for at least the next twelve months following September 29, 2001. However, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution particularly as a result of our lower stock price, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants that restrict our operations. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could harm our business, operating results and financial condition.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of October 31, 2001, we had 30,181,922 shares of common stock outstanding. 4,485,000 shares of our common stock, including the underwriter’s option to purchase additional shares which was exercised in full, were registered in connection with the initial public offering of our common stock. Of the 3,225,261 shares of our common stock issued to the stockholders of Marketwave Corporation in connection with our acquisition of that company, 1,088,309 shares are registered on a registration statement on Form S-3 declared effective on December 14, 2000. 1,666,667 shares of our common stock were issued to Tantau Software, Inc. in connection with our purchase of certain assets from Tantau and its wholly owned subsidiary, Tantau Software International, Inc., and registered pursuant to a registration statement on Form S-3/A declared effective by the Securities and Exchange Commission on December 14, 2000. 974,273 shares of our common stock were issued to Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc., and registered pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 14, 2000. The foregoing shares issued to the Marketwave, Tantau and Aviator shareholders, may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our “affiliates” as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 21,967,673 shares of common stock outstanding are “restricted securities” as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 16,972,731 shares of our common stock under our existing stock option and employee stock purchase plans.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ’S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET

Since March 6, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which has caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On July 19, 2001, we received a letter from Nasdaq stating that because of this failure to comply with the $1.00 minimum bid price requirement, our common stock is subject to delisting. We appealed that determination and following a hearing on August 31, 2001, a Nasdaq Listing Qualifications Panel granted our request to stay delisting so that we could, subject to stockholder approval, effect one or more reverse stock splits to seek to maintain the listing of the Company’s Common Stock on the Nasdaq National Market. Our stockholders subsequently approved the reverse stock split proposals at our annual meeting held on September 21, 2001. Effecting a reverse stock split has not been necessary, however, to maintain the continued listing of our common stock as a Nasdaq National Market security. On September 27, the Nasdaq Stock Market, Inc. announced that it was implementing an across-the-board moratorium on the minimum bid requirements for continued listing on Nasdaq until January 2, 2002, including removing from the delisting process companies currently in the hearings process. Although as a result of the Nasdaq action on September 27, 2001, it has not been necessary to effect one or more reverse stock splits to attempt to increase the minimum bid price of our common stock, there can be no assurance that Nasdaq will continue the moratorium on the minimum bid price requirements for continued listing.

Additionally, if the moratorium is not extended there can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the Nasdaq National Market, including the minimum bid price requirement, either by effecting one or more reverse stock splits or by other means. If we are unable to meet Nasdaq’s requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at September 29, 2001, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings except that on February 20, 1999, Execplan Sistemas Executivos Ltda., a former distributor of our wholly-owned subsidiary Pilot Software, Inc.’s products in Brazil, filed a Claim for Arbitration with the American Arbitration Association in connection with Pilot’s failure to enter into a new distribution agreement with Execplan when the prior agreement between the parties terminated by its terms. Execplan has made a claim for damages in the amount of $15 million. Pilot denied Execplan’s claim and filed a counterclaim alleging, among other things, breach of contract, misappropriation of Pilot trade secrets and infringement of Pilot copyrights. The arbitration proceedings will take place in Boston, Massachusetts, and we intend to vigorously defend against Execplan’s claim, which we believe to be without merit. In addition, under the terms of the Agreement and Plan of Merger dated as of August 24, 2000 among Accrue, Pilot, Pilot Acquisition Corp., Aviator Holding Corporation and Platinum Equity Holdings, LLC, we have a right of indemnification against Platinum if damages awarded to Execplan in the arbitration exceed $500,000. In addition, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are pursuing collection of accounts receivable balances owed to us by third parties through lawsuits filed against such parties.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

a.	Not applicable

b.	Not applicable

c.	Securities sold during the quarter ended September 29, 2001 that were not registered under the Securities Act.

     None.

d.	Use of proceeds from sale of Registered Securities.

     Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of stockholders on September 21, 200. There were present at the meeting, in person or represented by proxy, the holders of 23,644,206 shares of our common stock, which represented approximately 78.43% of the outstanding shares of common stock entitled to vote. The matters voted on at the meeting and the votes cast were as follows:

1.	Election of directors to serve for the ensuing year or until their successors are elected and qualified.

	For	Withheld

Jeffrey S. Walker	23,398,965	245,270
Yorgen Edholm	23,453,174	191,061
David Folkman	23,411,754	232,481
Max D. Hopper	23,431,441	212,794
Zev Laderman	23,449,380	194,855
Jonathan Nelson	23,394,995	249,240
Robert Smelick	23,394,780	249,455

2.	The approval of seven separate proposals to amend the Company’s Certificate of Incorporation to effect one or more reverse stock splits of the Company’s Common Stock in the indicated ratios in order to seek to maintain the listing of the Company’s Common Stock on the Nasdaq National Market, or, as applicable, to transfer the listing to the Nasdaq Smallcap Market.

	For	Against	Abstain

(a) one-for-two reverse stock split	23,014,400	583,981	45,854
(b) one-for-three reverse stock split	23,918,670	685,083	40,482
(c) one-for-four reverse stock split	22,967,896	638,527	37,812
(d) one-for-five reverse stock split	22,962,935	639,681	41,619
(e) one-for-six reverse stock split	22,887,294	710,090	46,851
(f) one-for-ten reverse stock split	23,027,911	568,347	47,977
(g) one-for-thirty reverse stock split	22,822,943	779,087	42,205

3.	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year-ending March 31, 2002. There were 23,488,892 shares of common stock voting in favor, 126,749 shares of common stock voting against and 28,565 shares of common stock abstaining.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. The following exhibits are attached hereto:

10.27(*)   Software License Agreement between Lycos Europe GMBH and Accrue Software, Inc. dated as of June 22, 2001.

10.28        Employment letter agreement dated September 19, 2001 between Accrue Software, Inc. and Richard J. D’Angelo.

10.29        Employment letter agreement dated May 15, 2001 between Accrue Software, Inc. and P.K. Karnik.

10.30        Employment letter agreement dated May 23, 2001 between Accrue Software, Inc. and Denise Senter-Loyola.

10.31        Employment letter agreement dated October 3, 2001 between Accrue Software, Inc. and Greg Carson.

*  A request for confidential treatment with respect to certain portions of this exhibit has been filed separately with the Securities and Exchange Commission.

b. Reports filed on Form 8-K during quarter ended September 29, 2001:

A current report on Form 8-K was filed with the Securities and Exchange Commission on July 11, 2001 to announce the sale of certain technology assets to JDA Software Group, Inc.

A current report on Form 8-K was filed with the Securities and Exchange Commission on July 25, 2001 to announce that we received a notice from the Nasdaq Staff that our common stock had failed to meet the $1.00 minimum bid price requirement and was subject to delisting.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCRUE SOFTWARE, INC.

By:	/s/ GREGORY S. CARSON GREGORY S. CARSON CHIEF FINANCIAL OFFICER

Date: November 13, 2001

EXHIBIT INDEX

Exhibit
No.	Description

10.27(*)	Software License Agreement between Lycos Europe GMBH and Accrue Software, Inc. dated as of June 22, 2001.

10.28	Employment letter agreement dated September 19, 2001 between Accrue Software, Inc. and Richard J. D’Angelo.

10.29	Employment letter agreement dated September 19, 2001 between Accrue Software, Inc. and P.K. Karnik.

10.30	Employment letter agreement dated May 23, 2001 between Accrue Software, Inc. and Denise Senter-Loyola.

10.31	Employment letter agreement dated October 3, 2001 between Accrue Software, Inc. and Greg Carson.

*  A request for confidential treatment with respect to certain portions of this exhibit has been filed separately with the Securities and Exchange Commission.