Form 10-Q
period 2001-12-29
ACCRUE SOFTWARE INC
filed 2002-02-12
CIK 1087243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-26437

ACCRUE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3238684 (I.R.S. Employer Identification No.)

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

Yes [X]      No [    ]

     As of January 31, 2002, there were 30,203,658 shares of the registrant’s Common Stock outstanding.

ACCRUE SOFTWARE, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	DEC. 29,	MARCH 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,530	$11,951
Accounts receivable, net	2,419	1,868
Prepaid expenses and other current assets	945	2,782

Total current assets	7,894	16,601
Property and equipment, net	2,190	2,923
Intangible assets, net	6,949	10,383
Other assets	52	362

Total assets	$17,085	$30,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$1,026
Accrued liabilities	2,816	4,406
Accrued liabilities, merger	—	80
Deferred revenue	2,935	4,897
Short term borrowings	—	2,000

Total current liabilities	6,416	12,409

Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	263,804	264,996
Deferred stock-based compensation	(153)	(1,023)
Accumulated other comprehensive income (loss)	153	(35)
Accumulated deficit	(253,166)	(246,109)

Total stockholders’ equity	10,669	17,860

Total liabilities and stockholders’ equity	$17,085	$30,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	DEC. 29,	DEC. 30,	DEC. 29,	DEC. 30,
	2001	2000	2001	2000

Net revenue:
Software license	$976	$462	$3,557	$14,112
Maintenance and service	2,885	2,038	7,726	8,173

Total revenue	3,861	2,500	11,283	22,285

Cost of revenue:
Software license	75	162	285	651
Maintenance and service	1,396	2,381	5,238	5,575

Total cost of revenue	1,471	2,543	5,523	6,226

Gross profit/(loss)	2,390	(43)	5,760	16,059

Operating expenses:
Research and development	1,628	2,697	5,480	6,692
Sales and marketing	1,558	3,553	4,653	11,190
General and administrative	1,281	1,974	4,069	4,020
Amortization of intangibles	1,145	17,652	3,435	44,755
In-process research and development	—	—	—	4,503
Stock-based compensation expense	(772)	423	(287)	1,770
Goodwill impairment charge	—	110,000	—	110,000

Total operating expenses	4,840	136,299	17,350	182,930

Loss from operations	(2,450)	(136,342)	(11,590)	(166,871)
Other income, net	16	243	227	993
Gain on sale of technology asset	—	—	4,306	—

Net loss	$(2,434)	$(136,099)	$(7,057)	$(165,878)

Net loss per share, basic and diluted	$(0.08)	$(4.69)	$(0.24)	$(6.07)

Shares used in computing net loss per share, basic and diluted	29,772	29,039	29,803	27,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	NINE MONTHS ENDED

	DEC. 29,	DEC. 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(7,057)	$(165,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of purchased in-process research and development	—	4,503
Goodwill impairment charge	—	110,000
Gain on sale of technology asset	(4,306)	—
Depreciation and amortization	4,228	45,446
Provision for doubtful accounts	102	224
Stock-based compensation expense	(287)	1,770
Changes in operating assets and liabilities:
Accounts receivable	(653)	(818)
Prepaid expenses and other current assets	1,837	(292)
Other assets	310	68
Accounts payable	(361)	(479)
Accrued liabilities	(1,458)	1,589
Accrued costs related to merger and acquisition	(80)	(2,849)
Deferred revenue	(1,962)	983

Net cash used in operating activities	(9,687)	(5,733)

Cash flows from investing activities:
Net proceeds from sale of technology assets	4,306	—
Acquisition of Infocharger and Pilot, net of cash acquired	—	(4,964)
Acquisition of property and equipment	(61)	(1,802)

Net cash provided by (used in) investing activities	4,245	(6,766)

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	9	911
Proceeds from employee stock purchase plan program	13	771
Proceeds from short-term debt	—	2,000
Repurchase of common stock	(57)	(247)
Repayment of short term borrowings	(2,000)	(1,450)
Repayment of equipment loan	—	(186)

Net cash provided by (used in) financing activities	(2,035)	1,799
Effect of exchange rate changes on cash	56	(337)

Net decrease in cash and cash equivalents	(7,421)	(11,037)
Cash and cash equivalents at beginning of period	11,951	31,754

Cash and cash equivalents at end of period	$4,530	$20,717

Supplemental disclosure of cash flow information:
Interest paid	$28	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND LIQUIDITY

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

Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. For the nine months ended December 29, 2001, Accrue incurred net losses of $7.1 million and negative cash flows from operations of $9.7 million. As of December 29, 2001, Accrue had an accumulated deficit of $253.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future due to a decline in projected revenues in comparison to fiscal 2001. Management, however, expects that losses will decrease from the prior fiscal year due to the decline in revenues being offset by reduction in headcount and other cost saving efforts in place. Also, to fund fiscal year 2002 operations Accrue generated approximately $4.3 million from the sale of certain intellectual property in June 2001. Certain costs, such as employee costs, could be reduced further if working capital decreased significantly. Accrue is evaluating various initiatives to improve its cash position, including raising additional funds to finance its business, implementing further restrictions on spending, and other cash flow initiatives. Additional financing may not be available on terms that are acceptable to Accrue, especially in the uncertain market climate, and Accrue may not be successful in implementing or negotiating such other arrangements to improve its cash position. If Accrue raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of its current stockholders. Any such financing will be dilutive to existing stockholders. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue’s ability to continue as a going concern and to achieve its intended business objectives.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Accrue’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2001. The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

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

Net loss per share for the three and nine months ended December 30, 2000 does not include the effect of approximately 4,189,300 stock options outstanding or approximately 818,500 shares of common stock issued and subject to repurchase by Accrue, because their effects are anti-dilutive.

Net loss per share for the three and nine months ended December 29, 2001 does not include the effect of approximately 6,348,500 stock options outstanding or approximately 243,200 shares of common stock issued and subject to repurchase by Accrue, because their effects are anti-dilutive.

A reconciliation of shares used in the calculation of net loss per share follows (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED

	DEC. 29	DEC. 30	DEC. 29	DEC. 30
	2001	2000	2001	2000

NET LOSS PER SHARE, BASIC AND DILUTED:
Net loss	$(2,434)	$(136,099)	$(7,057)	$(165,878)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	DEC. 29	DEC. 30	DEC. 29	DEC. 30
	2001	2000	2001	2000

Basic and diluted:
Weighted average shares of common stock outstanding	30,032	30,365	30,156	28,890
Less: weighted average shares subject to repurchase	(260)	(1,326)	(353)	(1,559)

Weighted average shares used in computing net loss per share, basic and diluted	29,772	29,039	29,803	27,331

Net loss per share, basic and diluted	$(0.08)	$(4.69)	$(0.24)	$(6.07)

NOTE 3 — EQUITY TRANSACTIONS

During the three and nine months ended December 29, 2001, Accrue granted options to purchase an aggregate of 705,000 and 2,169,625 shares, respectively, of common stock pursuant to our stock option plans at a weighted average exercise price of $0.42 and $0.37, respectively. 1,750 and 76,103 shares of common stock were exercised pursuant to our stock option plans during three and nine months ended December 29, 2001, respectively. Also 50,000 and 376,067 shares of common stock were repurchased by Accrue during the three and nine months ended December 29, 2001, respectively.

NOTE 4 — SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

     Revenue by geographic region is as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED

	DEC. 29	DEC. 30	DEC. 29	DEC. 30
	2001	2000	2001	2000

United States	$2,257	$925	$6,505	$18,022
Europe	1,012	884	3,165	3,372
Others	592	691	1,613	891

	$3,861	$2,500	$11,283	$22,285

One customer accounted for more than 10% of revenue for the three months ended December 29, 2001 and December 30, 2000. No one customer accounted for more than 10% of revenue for the nine months ended December 29, 2001 and December 30, 2000.

NOTE 5 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains (losses) on foreign currency translation. The impact of which is excluded from net income (loss) and is included in stockholders’ equity. A summary of comprehensive income (loss) is as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED

	DEC. 29	DEC. 30	DEC. 29	DEC. 30
	2001	2000	2001	2000

Net loss	$(2,434)	$(136,099)	$(7,057)	$(165,878)
Unrealized gain on foreign currency translation	25	22	188	31

	$(2,409)	$(136,077)	$(6,869)	$(165,847)

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments:

Accrue leases office space under operating leases with various expiration dates through fiscal 2004. Minimum future lease payments are as follows (in thousands):

Operating
Lease

For the period from January 1, 2002 to December 31, 2002	$762
For the period from January 1, 2003 to December 31, 2004	121

$883

Rent expense for the three and nine months ended December 29, 2001 was $0.4 million and $1.1 million, respectively. Rent expense for the three and nine months ended December 30, 2000 was $0.4 million and $0.6 million, respectively.

The company has a letter of credit outstanding in connection with an office lease in the amount of $0.1 million. This letter of credit is collateralized by a certificate of deposit held by the bank issuing the letter of credit.

The company has an accounts receivable purchase agreement providing for borrowings of up to $1.5 million as of December 29, 2001. Proceeds from the borrowings can be used for working capital needs. Borrowings under the purchase agreement are collateralized by the company’s accounts receivable, and bear interest at the rate of 1.5% per month of the amount outstanding. There were no borrowings under this facility as of December 29, 2001. This purchase agreement expires on June 28, 2002.

Contingencies:

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

The German Tax Authority is auditing the tax returns of the German subsidiary of Pilot Software, which Accrue acquired in September 2001, for the tax years 1995-1999. In connection with this audit, the German Tax Authority has disputed the transfer pricing methodologies and other deductions contained in those tax returns. The Tax Authority has issued a notice of tax deficiency in the amount of 1.5 million DM related to the tax returns for the years 1996 and 1997. Accrue is contesting these claims. In addition, under the terms of the Pilot Merger Agreement, Accrue has right to indemnification against Platinum Equity Holdings, LLC

(Platinum) for damages related to tax claims against Pilot Software, Inc. and its subsidiaries arising from prior to the date of the acquisition of Pilot Software, Inc.

Accrue intends to defend these actions vigorously. There can be no assurance that the matters discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims, without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

NOTE 8 — SUBSEQUENT EVENT

On January 31, 2002, Accrue announced a voluntary stock option exchange program for certain of its employees and directors. Under the program, certain of Accrue’s employees and directors will be given the opportunity to cancel outstanding stock options previously granted to them that have an exercise price in excess of $4.13 per share in exchange for an equal number of new options to be granted at a future date, which will be at least six months and a day from the cancellation date, provided such person remains an employee or director of the company. The exercise price of these new options will be equal to the fair market value of Accrue’s common stock on the date of grant, which is expected to be determined during September 2002. Each new option will have a vesting commencement date of September 30, 2001 and a three-year vesting schedule, with 1/3 of the options vesting on the first anniversary of the vesting commencement date (September 30, 2002) and 1/36 of the options vesting at the end of each month for the succeeding 24 months. The exchange program is not expected to result in any additional stock-based compensation charge or variable plan accounting. As of December 29, 2001, approximately 6.4 million options were outstanding and 1.7 million options are eligible under the voluntary stock option exchange program.

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

Substantially all of our product revenues through December 29, 2001 were attributable to licensing Accrue G2, Accrue Insight, Accrue Hit List, our Pilot business intelligence suites, and related products and support services. We anticipate that sales of Accrue G2 to new and existing customers will account for a material portion of product and services revenue in fiscal year 2002. A decline in the price or demand of Accrue G2 products, or related products and services would seriously harm our business, financial condition and results of operations. Maintenance for Accrue G2, Accrue Insight, Accrue Hit List and Pilot will account for a significant portion of maintenance revenue for fiscal year 2002.

License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If the arrangement involves significant customization of the software, the fee, excluding the portion attributable to maintenance, is recognized using either the percentage-of-completion method, if the delivery costs and time can be accurately forecasted, or the completed contract method, if the delivery costs and time can not be accurately forecasted.

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

We market our products, both domestically and internationally, through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 18% of our total revenue for the nine months fiscal year to date. We expect that sales through indirect channels will increase as a percentage of total revenue as we expand our international efforts. We license our products to our customers primarily on a perpetual basis. Our pricing model for Accrue G2, Insight and Hit List is based on the number of server-based CPUs allowing for additional revenue as a customer’s business expands. Pilot products are licensed on the basis of number of users. License fees for our products have typically ranged from ten to several hundred thousand dollars. Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price and is paid in advance. Consulting fees for implementation services and training are primarily charged on a time-and-materials basis.

RESULTS OF OPERATIONS

Revenue. Total revenue was $3.9 million and $11.3 million for the three and nine months ended December 29, 2001, respectively, an increase of 54% from $2.5 million for the three months ended December 30, 2000 and a decrease of 49% from $22.3 million for the nine months ended December 30, 2000. One customer accounted for more than 10% of revenue for the quarter ended December 29, 2001 and no one customer accounted for more than 10% of revenue for the nine months ended December 29, 2001.

Software license revenue. Revenue from software licenses was $1.0 million for the three months ended December 29, 2001, an increase of $0.5 million, or 111%, from $0.5 million for the three months ended December 30, 2000. The increase for the three months ended December 29, 2001 compared to the corresponding period in fiscal 2001 is primarily due to an increase in revenues associated with the Accrue G2 product, which was introduced during fiscal 2002. For the nine months ended December 29, 2001, revenue from software licenses was $3.6 million, a decrease of $10.6 million, or 75%, over $14.1 million for the nine months ended December 30, 2000. The decrease for the nine months ended December 29, 2001 compared to the corresponding period in the prior fiscal year is primarily due to a general decline in purchases from e-commerce companies and the fact that our product sales in fiscal 2002 involved a greater percentage of professional services causing us to defer the license revenue relating to these contracts which we will recognize over the period the services are rendered.

Maintenance and service revenue. Maintenance and service revenues were $2.9 million for the three months ended December 29, 2001, representing an increase of 42% from $2.0 million for the three months ended December 30, 2000. The increase for the three months ended December 29, 2001 compared to the corresponding prior year period is primarily due to increased maintenance renewals and increased consulting revenue associated with the implementation of our new product Accrue G2 introduced in fiscal 2002. Maintenance and service revenues were $7.7 million for the nine months ended December 29, 2001, representing a decrease of 5% from $8.2 million for the nine months ended December 30, 2000. The decrease for the nine months ended December 29, 2001 compared to the corresponding prior year period is primarily due to a corresponding decline in license revenues as service revenue is typically derived in connection with sales of our software licenses. The maintenance and service revenues depend on the continued ability of our customers to pay over time. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenues from e-commerce, we may not be able to sustain our historic levels of maintenance and service revenues in the future.

Cost of revenue. Cost of revenue consists primarily of the salaries and related expenses for maintenance and service personnel. These costs were $1.5 million or 38% of revenue, for the three months ended December 29, 2001, as compared to $2.5 million, or 102% of revenue in the corresponding prior year period. This decrease in cost of revenue is principally due to the reduction in staff related costs during fiscal 2002 as compared to the prior year period. The lower level of expenses, combined with the increase in revenues for the three months ended December 29, 2001, account for the decrease in the costs of revenues expressed as a percentage of revenue. For the nine months ended December 29, 2001, cost of revenues were $5.5 million, or 49% of revenue, as compared to $6.2 million, or 28% of revenue in the corresponding prior year period. This decrease in cost of revenue is due to lower royalty costs, resulting from the decline in software license revenue versus the prior year period, and the reduction in maintenance and service costs, which resulted from the cost reductions implemented during fiscal 2002. The decrease in revenues for the nine months ended December 29, 2001 accounts for the increase in the costs of revenues expressed as a percentage of revenue. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

Gross profit. Gross profit (loss) was 62% and 51% of revenue for the three and nine months ended December 29, 2001, respectively, and (2%) and 72% for the three and nine months ended December 30, 2000, respectively. The increase in gross profit for the three months ended December 29, 2001 is due to reduced spending in maintenance and service personnel that resulted in a significant reduction in cost of revenue, and an increase in maintenance and service revenue of $0.8 million, as compared to the corresponding period in fiscal 2001. The decrease in gross profit for the nine months ended December 29, 2001 compared to the corresponding period in fiscal 2001 is primarily due to a significantly lower volume of license revenue, which carries a much higher gross profit than service and maintenance revenues. In the future, we expect that the proportion of license revenue to maintenance and service revenue will increase due to expected greater revenue derived from license sales of our Accrue G2 product.

Operating expenses. Total operating expenses were $4.8 million for the three months ended December 29, 2001, or 125% of revenues, as compared to $136.3 million or 5,454% of revenues for the three months ended December 30, 2000. For the nine months ended December 29, 2001, total operating expenses were $17.4 million, or 154% of revenue, as compared to $182.9 million, or 821% of revenue for the nine months ended December 30, 2000. The decrease in amount of operating expenses for both the three and nine month periods of fiscal 2002 versus the prior year periods is primarily due to a goodwill impairment charge of $110 million incurred in the three months ended December 30, 2000, a decrease in goodwill amortization as a result of the goodwill impairment charge, a decrease in stock-based compensation expense, a one-time charge of $4.5 million for in-process research and development we incurred in fiscal 2001 related to Infocharger and Pilot acquisitions, and our reduced spending in sales and marketing in fiscal 2002. We anticipate that total operating expenses will remain relatively flat for the remaining three months of fiscal 2002.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $1.6 million for the three months ended December 29, 2001, or 42% of revenue, as compared to $2.7 million, or 108% of revenue for the three months ended December 30, 2000. For the nine months ended December 29, 2001, research and development expenses were $5.5 million, or 49% of revenue, as compared to $6.7 million, or 30% of revenue for the nine months ended December 30, 2000. The decrease is primarily attributable to decreased staffing costs associated with a reduced headcount. However, we believe that research and development expenses will remain relatively constant for the remaining three months of fiscal 2002. Research and development expenditures are charged to operations as incurred.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $1.6 million, or 40% of revenue, for the three months ended December 29, 2001, compared to $3.6 million, or 142% of revenue for the three months ended December 30, 2000. For the nine months ended December 29, 2001, sales and marketing expenses were $4.7 million, or 41% of revenue, as compared to $11.2 million, or 50% of revenue for the nine months ended December 30, 2000. The decrease of $2.0 million and $6.5 million for the three months and nine months, respectively, is primarily due to decreased salary and commission expense of $1.1 million and $3.1 million for the three months and nine months, respectively, as a result of reduced headcount and decreased revenue; reduced marketing spending of $0.6 million and $2.1 million for the three months and nine months, respectively, due to reduction in marketing programs for previously established products; and reduced travel and office expenses of $0.2 million and $1.3 million for the three months and nine months, respectively. In the near term, we believe that sales and marketing expenses will increase in dollar amount in connection with the continuing effort to promote Accrue G2.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for administrative functions, as well as insurance, professional service fees, and depreciation costs. General and administrative expenses were $1.3 million, or 33% of revenue, for the three months ended December 29, 2001, as compared to $2.0 million, or 79% of revenue, for the three months ended December 30, 2000. For the nine months ended December 29, 2001, general and administrative expenses were $4.1 million, or 36% of revenue, as compared to $4.0 million, or 18% of revenue for the nine months ended December 30, 2000. The decrease for the three months ended December 29, 2001 compared to the corresponding period in fiscal 2001 is a result of cost reduction efforts across all areas of general and administrative functions. We believe that general and administrative expenses will remain relatively constant for the remaining three months of fiscal 2002.

Amortization of intangible assets. Amortization of intangible assets was $1.1 million, or 30% of revenue, for the three months ended December 29, 2001, as compared to $17.7 million, or 706% of revenue, for the three months ended December 30, 2000. For the nine months ended December 29, 2001, amortization of intangible assets was $3.4 million, or 30% of revenue, as compared to $44.8 million, or 201% of revenue for the nine months ended December 30, 2000. The balance is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired in our acquisitions of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. Intangible assets are being amortized on a straight-line basis over a useful life of three years. The decrease in fiscal 2002 is due to a reduced value of identifiable tangible and intangible assets as a result of the goodwill impairment charge of $139.7 million we incurred in fiscal 2001.

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

Goodwill impairment charge. During the third quarter ended December 30, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc. and Pilot Software, Inc. Our assessment was performed primarily due to the decline in our revenues in the third quarter ended December 30, 2000, the anticipated decline in our projected operating results due to the overall decline in the e-commerce industry and the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded our market capitalization prior to the impairment charge. As a result of our review, we recorded a $110.0 million impairment charge, or 4,400% and 494% of revenue for the three and nine months ended December 30, 2000, respectively, to reduce our enterprise level goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 20%. The assumptions supporting our cash flows including the discount rate were determined using our best estimates.

The remaining balance of identified intangibles of approximately $6.9 million will be amortized over the remaining useful life ranging from 12 to 20 months. We assess the carrying value of identified intangibles, whenever events or changes in circumstances indicate that the amount might not be recoverable. When such an event occurs, Accrue estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

Stock-based compensation. Total stock-based compensation was recorded as a credit of $0.8 million and $0.3 million, for the three and nine months ended December 29, 2001, as compared to $0.4 million and $1.8 million for the comparable prior year periods. Stock compensation expense results from the amortization of deferred stock compensation expense over the vesting period of the related options. The credit of $0.8 million recorded in the three months ended December 29, 2001 resulted from cancelled stock options related to employees terminated. The remaining balance of $0.2 million of deferred stock compensation expense will continue to be amortized over the vesting of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

Other income, net. Other income, net consists of interest income, interest expense, other income, other expense, and gain from sale of technology assets. Other income, net was approximately $16,000 and $4.5 million for the three and nine months ended December 29, 2001 and $0.2 million and $1.0 million for the three and nine months ended December 30, 2000, respectively. The increase for the nine months ended Sept 29, 2001 is primarily a result of gain from sale of technology assets of $4.3 million in the quarter ended June 30, 2001.

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

Taxation. We have not generated any taxable income to date and therefore have not paid any federal income taxes since inception. We have federal and state net operating loss carryforwards for tax purposes. Use of our net operating loss carryforwards may be subject to limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, bank loans and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

Operating activities utilized cash of $9.7 million and $5.7 million in the nine months ended December 29, 2001 and December 30, 2000, respectively. Cash utilized by operating activities during the nine months ended December 30, 2000 resulted primarily from our net loss of $165.9 million, an increase in accounts receivable of $0.8 million, a decrease in accrued liabilities related to mergers and acquisitions of $2.8 million, and a decrease in accounts payable of $0.5 million, partly offset by depreciation and amortization expenses of $45.4 million, stock-based compensation expense of $1.8 million, write-off of purchased in-process research and development expense of $4.5 million, impairment of goodwill of $110.0 million, and an increase in accrued liabilities and deferred revenue of $2.6 million. Cash utilized by operating activities during the nine months ended December 29, 2001 results primarily from our operating loss of $7.1 million, gain on sales of technology assets of $4.3 million, an increase in accounts receivable of $0.7 million, a decrease in accounts payable of $0.4 million, a decrease in accrued liabilities of $1.5 million, a decrease in deferred revenue of $2.0 million and stock-based compensation expense of $0.3 million, offset in part by depreciation and amortization of $4.2 million, a decrease in prepaid expenses and other current assets of $1.8 million and a decrease in other assets of $0.3 million. The increase in accounts receivable was due to higher net billings in the quarter ended December 29, 2001 versus the quarter ended March 31, 2001.

The decrease in deferred revenue was a result of the decrease in net new billings of revenue related to revenue recognized for the nine months ended December 29, 2001 compared to the nine months ended December 30, 2000.

Investing activities provided cash of $4.2 million in the nine months ended December 29, 2001 and utilized cash of $6.8 million in the nine months ended December 30, 2000. Cash utilized by investing activities during the nine months ended December 30, 2000 was primarily attributable to the cash of $5.0 million paid for our acquisition of Infocharger Division of Tantau Software International, Inc. and $1.8 million paid for purchases of property and equipment. Cash provided by investing activities during the nine months ended December 29, 2001 primarily represents cash received from JDA Software Group, Inc. for the sale of the NeoVista technology assets.

Financing activities utilized cash of $2.0 million in the nine months ended December 29, 2001 and provided cash of $1.8 million in the nine months ended December 30, 2000. The financing activity in fiscal 2001 consists primarily of proceeds from stock options exercised of $0.9 million, proceeds from employee stock purchase plan program of $0.8 million, proceeds from short-term debt of $2.0 million, net against repayment of short-term borrowings of $1.5 million, repayment of common stock and treasury stock issuance of $0.2 million, and repayment of an equipment loan of $0.2 million. The financing activity in fiscal 2002 consists primarily of the repayment of the short-term debt of $2.0 million.

In June 2001, we entered into a one-year accounts receivable purchase agreement with a financial institution under which we can borrow up to an aggregate of $1.5 million, renewable annually. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. As of December 29, 2001, we have no borrowings pursuant to this agreement.

We expect to experience a short-term decrease in cash resources as a result of our reduction in projected revenue and cash collections. We anticipate that our operating expenses, as well as planned capital expenditures, will continue to constitute a material use of our cash resources. We believe that our cash and cash equivalents, funds generated from operations, and available commercial credit and other facilities from the bank will provide adequate liquidity to meet our normal operating requirements for at least the next twelve months. We will not have sufficient cash to achieve profitability, however, if we are unable to achieve planned increases in revenue and decreases in expenses over the ensuing fiscal quarters absent additional measures to increase our cash balances. We are evaluating various initiatives to improve our cash position, including raising additional funds to finance our business, implementing further restrictions on spending, and other cash flow initiatives. Additional financing may not be available on acceptable terms, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Any such financing will be dilutive to existing stockholders.

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

As of January 31, 2002, we have not experienced any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES

We have not achieved profitability. We incurred net losses of $7.6 million for the fiscal year ended March 31, 1999, $21.1 million for the fiscal year ended March 31, 2000, $211.2 million for the fiscal year ended March 31, 2001, and $7.1 million for the nine months ended December 29, 2001. At December 29, 2001, we had an accumulated deficit of $253.1 million. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our historical results of operations.

OUR ABILITY TO ACHIEVE PROFITABILITY IS CONTINGENT ON INCREASING REVENUE SUBSTANTIALLY WHILE MAINTAINING AN EXPENSE BASE THAT IS FLAT OR DECLINING

If we are unable to increase our revenues from licensing, maintenance and service each quarter while reducing our expenses from their current level, we will not be able to achieve profitability.

IF WE ARE UNABLE TO GENERATE SUFFICIENT REVENUES OR RAISE ADDITIONAL FINANCING, IT WILL ADVERSELY AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN AND ACHIEVE OUR BUSINESS OBJECTIVES

To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling securities. We will not have sufficient cash to achieve profitability if the company is unable to achieve planned increases in revenue and decreases in expenses over the ensuing fiscal quarters absent additional measures to increase the company’s cash balances. We are evaluating various initiatives to improve our cash position, including raising additional funds to finance our business, implementing further restrictions on spending, and other cash flow initiatives. However, additional financing may not be available on acceptable terms, if at all, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. Please see “Management’s Discussion and Analysis of Financial Conditions — Liquidity and Capital Resources”.

IF WE CANNOT FUND OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, WE MAY BE REQUIRED TO SELL ADDITIONAL STOCK, WHICH COULD DEPRESS OUR COMMON STOCK PRICE, OR INCUR INDEBTEDNESS, WHICH COULD RESTRICT OUR OPERATIONS

If we cannot fund operations from cash generated by our business, we may be required to fund future operations through the sale of additional common stock. We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. However, if we were able to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. As a result, any such financing could cause our common stock price to decline. Additionally, if we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants that restrict our operations. If we cannot raise funds, if needed, on acceptable terms, we may not be able to continue as a going concern and develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements. Please see “Management’s Discussion and Analysis of Financial Conditions — Liquidity and Capital Resources”.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ’S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET

Since March 6, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which has caused our stock price to fail to meet one of the minimum standards required by Nasdaq for continued listing as a Nasdaq National Market security. On July 19, 2001, we received a letter from Nasdaq stating that because of this failure to comply with the $1.00 minimum bid price requirement, our common stock was subject to delisting. We appealed that determination and following a hearing on August 31, 2001, a Nasdaq Listing Qualifications Panel granted our request to stay delisting so that we could, subject to stockholder approval, effect one or more reverse stock splits to seek to maintain the listing of our common stock on the Nasdaq National Market. Our stockholders subsequently approved the reverse stock split proposals at our annual meeting held on September 21, 2001. Effecting a reverse stock split has not been necessary, however. On September 27, 2001, the Nasdaq Stock Market, Inc. announced that it was implementing an across-the-board moratorium on the minimum bid requirements for continued listing on Nasdaq until January 2, 2002. The moratorium also removed from the delisting process companies such as Accrue Software that were already in the hearings process. As a result of the Nasdaq action on September 27, 2001, it has not been necessary to effect one or more reverse stock splits to attempt to increase the minimum bid price of our common stock.

However, on January 2, 2002, the Nasdaq discontinued the moratorium on the minimum bid price requirements for continued listing. If our common stock continues to trade at prices below $1.00 per share for 30 consecutive business days after January 2, 2002, we may again become subject to the delisting process. However, if we were to receive a deficiency notice from the Nasdaq Stock Market as a result of our extended failure to meet the minimum bid price requirement for listing on the Nasdaq National Market, we will take all reasonable measures to regain compliance possibly including effecting one or more of the stockholder approved reverse stock split proposals, which may be implemented by us at any time prior to September 21, 2002.

Nasdaq also currently requires that an issuer have either net tangible assets or shareholders’ equity of at least $10 million to maintain listing on the National Market System. As of December 29, 2001, the company had stockholders’ equity of $10.7 million. Incurring additional operating losses without a substantial increase in revenues or an infusion of additional capital to offset such losses could result in the company’s stockholders’ equity falling below the level required for continued listing as a National Market security.

There can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the Nasdaq National Market, including the minimum bid price requirement and minimum tangible assets or stockholders’ equity requirements, either by effecting one or more reverse stock splits or by other means. If we are unable to meet NASDAQ’s requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 1999, 2000 and 2001, we generated $4.7 million, $18.9 million and $25.6 million in revenue, respectively. For the nine months ended December 29, 2001, we generated $11.3 million in revenue. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our historical results of operations.

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

THE CONTINUING DETERIORATION OF THE ECONOMY COULD HARM THE COMPANY’S BUSINESS

We face a great risk of a continued decline in the economic environment, especially as it relates to business sectors related to e-commerce and the Internet, particularly online merchandising. Downturns in these sectors may cause enterprises and service providers to delay or cancel the purchase of Internet analytics software, reduce their overall information technology budgets or reduce or cancel orders for our products and services. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products and services. These adverse impacts, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing the company to realize lower revenues and margins. In particular, many of the company’s customers and potential customers have experienced declines in their revenues and operations as a result of the current economic recession. We believe that, in light of the recession, some businesses may curtail or eliminate spending on information technology. If spending in our sectors declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability.

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

FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT OUR GROWTH

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently restructured our direct sales force and plan to hire additional sales personnel. As of December 29, 2001, our sales and support organization consisted of 51 employees. Competition for qualified sales personnel is intense, and we may not be able to hire the kind and number of sales personnel we are targeting. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, value-added resellers, systems integrators, online and other resellers, Internet service providers, original equipment manufacturers, and other partners to build our indirect sales channel, and there is no assurance that we will be successful in this endeavor.

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

OUR GROWTH COULD BE LIMITED IF WE FAIL TO EXECUTE OUR PLAN TO EXPAND INTERNATIONALLY

Licenses and services sold to clients located outside the United States for the three and nine months ended December 29, 2001 were 42% of our total revenue and 63% and 19% of our total revenue, respectively, for the three and nine months ended December 30, 2000. We expect international revenue to remain near this percentage of total revenue in the future. We believe that we must expand our international sales activities in order to be successful, but cannot assure you that we will be able to do so.

Continued expansion into international markets will require management attention and resources. We also intend to enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. At December 29, 2001, we had non-exclusive alliances with a number of partners, including Sumisho Electronics Company, Ltd., a subsidiary of Sumitomo Corporation in Asia Pacific, Extend Software in South America, and Executive Planning Systems (EPS) and Intranet Software Solutions (ISSEL) Ltd in Europe, Middle East, Africa (EMEA). These alliances are not subject to binding agreements, have no specified performance requirements by us or our alliance partners, and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot be certain that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

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

OUR VARIED SALES CYCLES MAKE IT DIFFICULT TO BUDGET AND FORECAST OUR OPERATING RESULTS

We have varied sales cycles because we generally need to educate potential clients regarding the use and benefits of our product applications. The stability of our sales cycle continues to evolve as our products mature. Our sales cycles make it difficult to predict the quarter in which sales may fall and to budget and forecast operating results. In addition, a significant portion of our sales falls within the last month of a quarter, making it difficult to predict revenue until late in the quarter and to adjust expenses accordingly.

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

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED

Our success is dependent on the continued growth of our customer base and the retention of our customers. For the fiscal years ended March 31, 2000 and 2001, approximately 25% and 50% of our revenue, respectively, was derived from sales of products and services to existing customers. For the nine months ended December 29, 2001, approximately 77% of our revenue was derived from sales of products and services to existing customers. We expect to continue to derive a significant amount of revenue from our existing customers. If we fail to generate repeat and expanded business from our current and future customers, particularly from maintenance contract renewals, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the accuracy, scalability, reliability and cost-effectiveness of our products and services and our ability to effectively market our products and services. In the past, we have lost potential customers to competitors for various reasons, including lower prices and other incentives not matched by us. Many of our current customers initially purchase a license for our products and services for installation on a limited number of servers. If an installation is successful, the customer may purchase additional licenses to expand the use of our products in its organization, license additional products and services from us, or renew maintenance fees. However there is no assurance that our customers will expand their current use of our products and services in this way.

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

OUR SUCCESS DEPENDS ON CONTINUED USE AND EXPANSION OF THE INTERNET

Continued expansion in the sales of our Internet analytics solutions will depend upon the continued growth of the Internet as a widely used medium for commerce and communication. Rapid growth in the use of the Internet is a recent phenomenon. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet and online services as a medium of commerce and communication. Demand and market acceptance for recently introduced products and services relating to the Internet are subject to a high level of uncertainty and few proven products and services exist. If the Internet does not continue to grow as a widespread communications medium and commercial marketplace, the demand for our Internet analytics solutions could be significantly reduced. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary products, such as high-speed modems. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Additionally, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service.

BECAUSE ACCRUE’S OFFICERS AND DIRECTORS OWN APPROXIMATELY 11% OF THE OUTSTANDING COMMON STOCK, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDER DECISIONS

As of January 31, 2002, our officers and directors beneficially owned approximately 11% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions that you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another company or person from acquiring or merging with us.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of January 30, 2001, we had 30,203,658 shares of common stock outstanding. 4,485,000 shares of our common stock, including the underwriter’s option to purchase additional shares which was exercised in full, were registered in connection with the initial public offering of our common stock. Of the 3,225,261 shares of our common stock issued to the stockholders of Marketwave Corporation in connection with our acquisition of that company, 1,088,309 shares are registered on a registration statement on Form S-3 declared effective on December 14, 2000. 1,666,667 shares of our common stock were issued to Tantau Software, Inc. in connection with our purchase of certain assets from Tantau and its wholly owned subsidiary, Tantau Software International, Inc., and registered pursuant to a registration statement on Form S-3/A declared effective by the Securities and Exchange Commission on December 14, 2000. 974,273 shares of our common stock were issued to Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc., and registered pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 14, 2000. The foregoing shares issued to the Marketwave, Tantau and Aviator shareholders, may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our “affiliates” as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 21,989,409 shares of common stock outstanding are “restricted securities” as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 16,972,731 shares of our common stock under our existing stock option and employee stock purchase plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISK

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at December 29, 2001, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

FOREIGN CURRENCY RISK

Although we have foreign sales offices in Europe and Asia, to date, our exposure to foreign currency rate fluctuations has not been significant. The company’s foreign currency risks are mitigated principally by maintaining only minimal foreign currency balances. However, as we continue to increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

To date, we do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings except that on February 20, 1999, Execplan Sistemas Executivos Ltda., a former distributor of our wholly-owned subsidiary Pilot Software, Inc.’s products in Brazil, filed a Claim for Arbitration with the American Arbitration Association in connection with Pilot’s failure to enter into a new distribution agreement with Execplan when the prior agreement between the parties terminated by its terms. Execplan has made a claim for damages in the amount of $15 million. Pilot denied Execplan’s claim and filed a counterclaim alleging, among other things, breach of contract, misappropriation of Pilot trade secrets and infringement of Pilot copyrights. The arbitration proceedings will take place in Boston, Massachusetts, and we intend to vigorously defend against Execplan’s claim, which we believe to be without merit. In addition, under the terms of the Agreement and Plan of Merger dated as of August 24, 2000 among Accrue, Pilot, Pilot Acquisition Corp., Aviator Holding Corporation and Platinum Equity Holdings, LLC (the “Pilot Merger Agreement”), we have a right of indemnification against Platinum if damages awarded to Execplan in the arbitration exceed $500,000. In addition, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are pursuing collection of accounts receivable balances owed to us by third parties through lawsuits filed against such parties.

The German Tax Authority is auditing the tax returns of the German subsidiary of Pilot Software, which the company acquired in September 2001, for the tax years 1995-1999. In connection with this audit, the German Tax Authority has disputed the transfer pricing methodologies and other deductions contained in those tax returns. The Tax Authority has issued a notice of tax deficiency in the amount of 1.5 million DM related to the tax returns for the years 1996 and 1997. The company is contesting these claims. In addition, under the terms of the Pilot Merger Agreement, the company has a right to indemnification against Platinum Equity Holdings, LLC (Platinum) for damages related to tax claims against Pilot Software, Inc. and its subsidiaries arising prior to the date of the acquisition of Pilot Software, Inc.

Accrue intends to defend these actions vigorously. There can be no assurance that the matters discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims, without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

a.	Not applicable

b.	Not applicable

c.	Securities sold during the quarter ended December 29, 2001 that were not registered under the Securities Act.

None.

d.	Use of proceeds from sale of Registered Securities.

Not applicable

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	The following exhibits are attached hereto:

10.28	Employment letter agreement dated September 19, 2001 between Accrue Software, Inc. and Richard J. D’Angelo.

10.31	Employment letter agreement dated October 3, 2001 between Accrue Software, Inc. and Greg Carson.

b.	Reports filed on Form 8-K during quarter ended December 29, 2001:

A current report on Form 8-K was filed with the Securities and Exchange Commission on October 24, 2001 to announce the appointments of Gregory S. Carson to the position of Chief Financial Officer, Richard J. D’Angelo to the position of Vice President of Worldwide Sales, and John D’Albis to the position of Chief Technology officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCRUE SOFTWARE, INC.

By:	/s/ GREGORY S. CARSON

GREGORY S. CARSON CHIEF FINANCIAL OFFICER

Date: February 12, 2002

EXHIBIT INDEX

Exhibit
No.	Description

10.28	Employment letter agreement dated September 19, 2001 between Accrue Software, Inc. and Richard J. D’Angelo.
10.31	Employment letter agreement dated October 3, 2001 between Accrue Software, Inc. and Greg Carson.