Form 10-K
period 2002-03-30
ACCRUE SOFTWARE INC
filed 2002-06-28
CIK 1087243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

      The approximate aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported by the Nasdaq Stock Market) on May 31, 2002 was $6,150,052. This amount excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant’s common stock. The number of shares of common stock, $0.001 par value per share, outstanding at May 31, 2002 was 30,074,620.

ACCRUE SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended March 30, 2002

      This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the “Risk Factors” section under Item 7 of this Report for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors

PART I

Item 1.	Business

Overview

      Accrue Software is a provider of enterprise-level analytics software solutions that help companies gain comprehensive insight into online customer behavior and make timely decisions to deliver corporate-wide value from the Internet channel. Our products collect, process, store, analyze, and report on Internet data. Our products are designed to enable business decision makers to increase the effectiveness of Internet marketing and merchandising initiatives, better manage customer interactions across multiple channels and reduce costs by increasing customer self service via the Web.

      The past decade was characterized by intense focus on the Internet, resulting in significant investments in Internet initiatives and accelerated advancement of related technologies. Under pressure to achieve returns on those Internet related investments, many companies are employing more traditional business disciplines to drive Internet business strategies and operations. The importance of detailed measurement and tailored analysis of Internet based customer interactions has increased significantly, and companies are demanding more sophisticated analytics solutions as they push the limits of existing analytical solutions’ capabilities. With the May 2001 introduction of Accrue G2, our next-generation Internet analytics software solution, we believe that we provide the only integrated solution that addresses the changes in Internet technologies with the level of detail, flexibility, and scalability required to meet the evolving needs of leading companies.

      Our products and services are available through our direct sales and professional services organizations located in the United States, Canada and Germany and through select distributors in the Asia Pacific, European and South American markets.

      We have over 100 customers of our Internet analytics products, which include companies in a wide variety of industries, including financial services, publishing/ media/entertainment, retail and multi-channel commerce, high technology and telecommunications.

      Our principal executive offices are located at 48634 Milmont Drive, Fremont, California 94538, and our telephone number at that location is (510) 580-4500.

Industry Background

      Since the introduction of the marketing concept in the 1950s, it has been widely understood that a comprehensive understanding of customer behavior and preferences is critical to a company’s ability to attract and retain customers. During the “dot-com” era of Internet based commerce, however, investments in traditional analytical marketing disciplines initially were abandoned in favor of brand awareness campaigns and promotions to drive traffic to Web sites. Although many companies employed Web measurement tools, initial analysis focused on traffic oriented metrics such as site traffic volumes, unique visitors and session length. These metrics provided useful load balancing information to information technology organizations, but provided little insight into customer behavior.

      Today, recognizing the need to increase rapidly their knowledge of Internet based customer behavior and preferences, companies are seeking to provide more complex analytics capabilities to a larger number of constituents across their organizations. Additionally, as the Internet plays an increasingly central role in multi-channel customer relationships, data from other sources must be analyzed and integrated to better assess the role of the Internet within the context of customers’ diverse interactions with the company. First-generation Web analysis solutions are often unable to meet these demands because they were originally designed to meet the simpler requirements of the early phases of the Internet such as static reporting on simple traffic and visitor data. According to a September 2001 study published by Forrester Research, 63% of companies are dissatisfied with the effectiveness of their measurement tools because they fail to meet their needs with respect to the following:

•	Gathering the required data

•	Integrating data from multiple sources

•	Customizing reports

•	Gaining detailed understanding of customer behavior

•	Maintaining performance and scalability of their measurement tool as requirements increase.

      Meeting the growing requirements for analyzing online customer behavior and preferences requires a highly sophisticated Internet analytics software solution that can address next generation Internet technology requirements and the challenges of multi-channel customer relationships. A comprehensive Internet analytics software solution must enable a company to collect complete, accurate data from multiple sources, optimize that data to meet the information requirements of a broad set of audiences, and enable numerous users to rapidly perform custom and ad hoc analyses that provide significant detail without sacrificing performance.

The Accrue Solution

      Our Internet analytics software solution provides access to detailed information about online customer behavior in a format and with a level of accuracy designed to facilitate strategic business decisions and support increased effectiveness in day-to-day operational execution.

      Our solution is designed to accommodate enterprise standards, corporate rules, and dynamically changing businesses. By integrating into a company’s existing information systems and merging existing corporate customer and transaction data with Web site visitor data, our solution provides companies an extensive view of their Internet customers’ behavior and preference in the context of multi-channel customer relationships. Our solution provides the following capabilities requested by leading companies to meet challenging measurement and analysis requirements including:

      Comprehensive and Detailed Collection of Customer Experiences. Data about customers’ experiences on the Web is essential to Internet based customer relationship management. Our solution provides a comprehensive set of data collection and integration capabilities, so that our clients have access to complete, accurate data about their customers’ experiences.

      Scalable and Flexible Processing. To enable effective analysis of online customer behavior, companies must be able to effectively process and optimize the data collected from their Internet infrastructure and other sources. Our products are designed to scale effectively to meet the needs of complex Internet initiatives, including:

•	Data volumes of more than a billion events per day;

•	Infrastructure with hundreds of Web servers supporting thousands of Web sites;

•	Generation of thousands of unique reports per day;

•	Storage of hundreds of gigabytes of historical activity data;

•	Complex, globally distributed content;

•	Hundreds of concurrent users across the organization.

      Functionally Relevant Information Access. We provide special purpose data views and analysis capabilities designed to support the unique needs of functional users and decision makers throughout our clients’ organizations including executive management, marketing, merchandising, customer service, and IT operations. Incorporating a methodology that enables our clients to develop cross-channel scenarios that help them achieve their goals related to their customers, team members across their organizations can then monitor and analyze the effectiveness of the initiatives for which they are responsible. Our tiered approach to measurement and analysis comprises dashboards, specialized reports, and advanced analysis capabilities that enable the diverse group of functional users to identify and focus the areas that require decisions and changes to improve business performance.

      Comprehensive and Interactive Analysis. Our software solutions provide online analytical processing, data mining and flexible report generation. An interactive Web-based interface allows users to select pre-defined reports with date ranges and filters, or generate new analyses on an ad hoc basis with a customized interface. Our software performs complex queries with sub-second response time, and enables users to share information by scheduling updates at daily, weekly or monthly intervals and automating distribution to team members across the corporation in a variety of formats.

      We also provide professional services to assist customers at every stage of software deployment, from identification of specific business needs through enterprise integration and customization of Internet analysis and reporting, to final implementation. Accrue’s Internet analytics products and services are designed to help our customers obtain the following results:

•	Increasing number of customers by providing insight into the effectiveness of campaigns and promotions and identifying the external partners and Web sites that provide the most qualified prospects.

•	Increasing customer loyalty by identifying which content and products are most important and appropriate to their customers’ needs and desires.

•	Increasing sales by showing how different customer segments interact with their Web sites and the paths taken by customers.

•	Decreasing costs of service by providing detailed information on the effectiveness of a company’s efforts to facilitate customer self-service via the Internet.

Accrue Strategy

      Our objective is to be a leading provider of enterprise class Internet analytics software. To achieve this objective, our strategy includes the following key elements:

      Maintain and expand our products and technologies. We intend to advance our technology leadership in Internet analytics by extending our software’s capabilities to additional market segments and expanding the range of problems our products solve. Specifically, we will invest in the development of additional applications, such as our Path Analysis application, that provide advanced analytics capabilities to our clients. We believe that maintaining and enhancing our products is critical to retaining our customer base and increasing our market share. We intend to maintain an open system architecture so that our products will continue to integrate with major platforms and technologies as they evolve.

      Develop industry-specific solutions. By partnering with Global 2000 clients in key industries, including retail, financial services, and publishing, we believe we can rapidly deliver valuable industry specific versions of our software solution to the marketplace. Our Accrue G2 retail solution is currently being implemented at a major retail client site, and we anticipate full rollout of that industry solution during the September-ending quarter of calendar 2002, with other industry solutions to follow.

      Leverage and Expand Blue Chip Customer Base. We currently provide our software and services to over 100 companies across numerous industries, including publishing/ media/entertainment, multi-channel commerce and financial services. Our products are designed to scale so that our clients can frequently purchase additional software and services from us as they experience increases in Web site traffic, higher levels of complexity in the scope of their Internet initiatives, and more sophisticated needs for internal merchandising and marketing analysis. Our customer base also provides an accessible market for our newly developed or acquired products and services.

      Pursue Strategic Acquisitions. Accrue has a track record of acquiring and integrating technologies that improve our software products and enable us to develop competitive differentiation. Although we have no present commitments or agreements regarding any further acquisitions, we continue to seek such acquisition opportunities and believe that there are many acquisition candidates that could enhance our position in the market.

      Expand Sales and Distribution Channels. We intend to address a broader market for our products by increasing the use of systems integrators and distributors to complement our direct selling efforts. These partners will be chosen carefully, with regard to vertical and geographic focus, as we intend to invest heavily in the education of each partner. In addition, we will pursue growth in international markets, including targeted European and Asian countries, by employing a channel sales strategy and increasing our delivery partnerships. When appropriate, we will implement localized versions of our applications.

Products and Services

Accrue G2

      Our flagship product, Accrue G2, is our next-generation Internet analytics software solution that provides our customers with a comprehensive view of online customer behavior and Internet performance. Accrue G2 helps sales, marketing and information technology (“IT”) executives to understand, influence, and respond to online customer behavior, and make precise business decisions about their Internet strategy and operations. Built for the most demanding Internet environments, Accrue G2 integrates proven technologies for data collection, processing, analysis, and reporting. By integrating data from multiple sources, Accrue G2’s analytical tools are designed to enable companies to develop insights into cross-channel customer behavior and optimize their Internet operations. Accrue G2 is priced based on the total number of CPU’s used for processing.

      Accrue G2 consists of data collector, analyzer and warehouse features combined with powerful reporting and access options within an integrated system architecture:

      Accrue G2 Collector. Our collector provides a suite of data collection capabilities including server, network and client-based network collection. Our unique network collector software provides access to comprehensive, accurate data for precise decision making and insights not available using other data collection techniques. By sitting passively in the customer’s network configuration of Web servers, routers, switches and load balancing products, Accrue G2 counts and records all click streams comprising visitor activity to the customer’s Web site. Accrue G2 can also acquire data from a wide range of Web and application server log files, Web server plug-ins, and links to third party data sources, in addition to using embedded java scripts. Our Universal collection technology enables customized data collection from most data sources.

      Accrue G2 Analyzer. Our scalable processing engine transforms the raw data gathered by the Accrue G2 Collector, according to the customer’s specifications, filters out unneeded information, and adds a level of intelligence to the data to enhance loading and storage. The analyzer organizes and aggregates data to make available the appropriate level of detail to reflect a company’s business rules and information needs.

      Data Warehouse. Embedded within Accrue G2 is the IBM DB2 Universal Data Base. Accrue G2 also supports Oracle data base users. Data that is processed by our analyzer is optimized and loaded into our high speed data warehouse. Our data warehouse enables automated and efficient data management, including storage, consolidation and archiving, batch reporting and interactive data mining.

      Accrue G2 Reporting. Using a proprietary set of Hybrid OLAP technologies based on business intelligence solutions developed by Pilot Software, Accrue G2 offers interactive analysis. Features include drill-down and drill-through analysis, detailed visitor path analysis, and broad access to allow numerous individuals across the organization to perform ad hoc analyses with sub-second response time.

Accrue Insight

      Accrue Insight, our first generation, enterprise class Internet analytics software solution is designed to maximize the effectiveness of Internet based content, e-commerce, advertising and affiliate programs. A customizable software solution, Accrue Insight is an Internet analytics software solution targeted to mid-sized companies with growing Internet initiatives seeking to better manage their Internet operations. Accrue Insight employs Accrue’s unique network collector technology for data collection and enables customers to define tailored views of their data.

Professional Services and Customer Support

      Technical Support. We provide technical support to our customers through telephone, email, our Web site and on-site training. Support is available at multiple service levels and response times designed to fit the customer’s individual needs. Our Web site includes an online bulletin board for our customers to share ideas and questions, and a knowledge base that provides access to information on historical trouble-shooting cases. Annual maintenance contracts are priced as a percentage of the list price of the software license fee.

      Training. We offer frequent training sessions at the introductory and advanced levels for both system administration and end users. These classes are typically held at an Accrue office but are available at the customer site by special arrangement. We also offer periodic online education classes and workshops.

      Consulting. We offer consulting services to customers on either a fixed fee or time and materials basis. Some of our current consulting services and applicable fees include the following:

•	Implementation Services — Accrue provides a comprehensive implementation service. The Accrue project manager works with the client to develop a detailed project plan, recommendations for site configuration, and recommendations for reporting and analysis. The service is provided in three phases:

1.	The analysis phase includes project initiation, analysis and recommendations for optimal site definition and reporting requirements.

2.	The installation and training phase includes the installation and configuration of Accrue G2 and system administration training.

3.	The filter and report setup phase includes batch report creation, filter setup and configuration of the user profiles.

•	Application Bridges — Accrue provides planning and implementation services to integrate data from leading e-business infrastructure applications including Art Technology Group, BEA Systems, BroadVision, DoubleClick and Vignette.

•	Custom Data Integration and Reporting — Accrue provides integration of data from a variety of sources, including CRM databases, into Accrue G2, in addition to support in the development of specialized, customer reporting or analysis capabilities, billed at a daily rate.

      We have also established a number of alliances with software service providers to supplement our internal service capacity to customers as required to meet their deadlines and specifications.

Customers and Partners

      A critical element of our sales and marketing strategy is to establish alliances and partnerships to provide integrated solutions to our customers, extend our sales reach, assist in implementation and customization of our solutions, and broaden our brand awareness. Accrue has strategic application and platform partnerships with leading technology companies such as IBM, Oracle, Sun Microsystems, BroadVision, ATG, DoubleClick

and Vignette. Most of our strategic relationships are not subject to binding agreements, have no specified performance requirements by us or by our alliance partners, and may be terminated by either party at any time.

      We have over 100 customers of our Internet analytics products. While our customers represent a number of diverse industries, we have focused on three primary verticals: retail commerce; publishing, media and entertainment; and financial services. The following is a representative list of our customers:

Publishing, Media &
Retail Commerce	Entertainment	Financial Services	Other

Bertelsmann DHL Airways Federated Stores Gateway Lands’ End Sotheby’s Staples Target	Bluewin (Swisscom) Bridges Classified Ventures Dow Jones Knight Ridder Lycos Europe MTV Standard & Poors Vivendi Universal Yellow Pages UK	A.G. Edwards Bank of America CIBC Citicorp HSBC State Street Bank T. Rowe Price Wells Fargo	Alcatel Deutsche Telekom EMC GE Plastics Incyte Genomics Kodak Motorola Nokia Xilinx

Technology and Architecture

      Accrue G2 was designed to provide a robust architecture for customers to implement flexible, scalable, detailed and accurate Internet analysis. The Accrue architecture is compatible with documented application programming interfaces (APIs), protocols and file formats to enable integration with external systems such as Web applications (such as commerce servers and ad servers) and business process applications (such as sales force automation systems and call center systems). The architecture adheres to numerous standard programming languages, including hypertext machine language, or HTML, Java and C, and network protocols, including hypertext transfer protocol, or HTTP. In addition, we believe that our system architecture is flexible and powerful enough to serve as the foundation for related future products.

      The Accrue G2 system architecture may be viewed as a series of layers, each performing specific functions between our customer’s Web site and their visitors.

      Collection Layer. The collection modules consist of our network collector, server collector and log file collector, client side collection capability, and universal collector, each of which obtains data from different sources. Our network collector is the most comprehensive collection module within Accrue G2 and obtains data from the network through packet sniffing technology. Our server collector is a customized module which plugs directly into the customer’s Web server for use in environments where encryption of network traffic prevents packet sniffing, such as in credit card processing and banking applications. Our log file collector may also be used when encrypted or secure Web servers are employed or to obtain customer legacy data that existed prior to installation of packet sniffing technology contained in our network collector. Our client side collection comprises java code that is embedded into clients’ Web pages to enable specific, clean data collection. Our universal collector is software that enables customized data collection from a variety of data sources. All of these collection modules may be used in any combination to gather and consolidate data into the Accrue G2 data warehouse.

      Modeling Layer. Our analyzer provides a fast, flexible mechanism for filtering, segmenting, organizing, and optimizing collected data into a configuration model based on customer defined rules. Our analyzer performs the following tasks:

•	Sews or stitches collector data into a coherent view of the customer experience and Internet environment;

•	Translates raw hit information into concepts such as page views and the time spent viewing a page;

•	Aggregates and transposes raw Web server transaction data into higher level information, discarding unnecessary data;

•	Tracks visitors across Web servers, time zones and different authentication mechanisms; and

•	Creates sets of data to be loaded into the data warehouse or OLAP cubes.

      Storage Layer. The storage layer consists of a data warehouse for storing Web customer activity data processed by the analyzer, Web site definition data and Web network configuration data, collectively known as meta data or data about data. The storage layer also consists of an online analytical processing, or OLAP, database for direct access to summarized data. In addition, the storage layer includes a database administration subsystem capable of handling high volumes of data in order to alleviate the customer’s need to dedicate excessive resources to data administration.

      Data Access Layer. The data access layer consists of an API that provides a unified view into the various storage facilities that make up the data warehouse within Accrue G2. It can also be used to access external databases, such as those containing customer profile, demographic information and transaction data.

      Presentation Layer. Accrue G2’s reporting interface uses hybrid OLAP technology developed by Pilot Software to provide all users with interactive analysis. The Accrue G2 dashboard enables each business user to rapidly access key metrics immediately. Functional analysis workspaces provide relevant reports based on a user’s role in the organization, including executive management, marketing, merchandising, customer service and IT operations.

      Integration Layer. We originally designed Accrue G2 and continue to enhance its features to allow for maximum integration into existing systems and the creation of new functionality. Accrue G2 can be integrated into existing systems through the following APIs:

•	Network Collector API. Our network collector API allows business rules to be invoked as data is being collected. For instance, the collector can be instructed not to save any hits for graphic images, and to ignore all hits from the local domain.

•	Analyzer API. Our analyzer API allows third party applications to tailor how the analyzer executes. For instance, this API may cause the Analyzer to rewrite the URL to be more analysis friendly, such as in the case of the Vignette Profile Bridge.

•	Data Access API. Our data warehouse provides a unified view of various legacy and third party databases and data marts.

Industry Standards

      We use many widely accepted standards in developing our products, including structured query language, or SQL, and open data base connectivity, or ODBC, for accessing the data warehouse, Netscape Application Programming Interface, or NSAPI, for accessing Netscape’s Web servers, hypertext transfer protocol, or HTTP, for communication between collectors and the central warehouse machine, and hyper-text machine language, or HTML and Java for user interfaces. In addition, Accrue G2 contains software that supports the ABC Interactive digital signature standard, used for auditing log files for tampering. Most of our software is written in C and Java, two widely accepted standard programming languages for applications development. Adherence to industry standards provides compatibility with existing applications, enables ease of modification, and reduces the need for software to be rewritten, thus protecting the customer’s investment.

Sales and Marketing

      We currently market and sell our products through a direct sales force in North America and Europe and, to a lesser extent, through distributors internationally. We intend to continue to expand our marketing and selling efforts through partnering with third parties.

      Initial sales activities typically include presentations to the appropriate business executives within the customer’s organization, such as the vice president of sales, vice president of marketing, or e-commerce director, followed by a demonstration of our product’s capabilities, followed by one or more discussions about architecture and supporting technologies with the IT organization. Although product trials and evaluation of the software are usually not required, we may perform pilot tests to allow the customer to become familiar with the details of our applications.

      Building brand awareness is key to our success. We employ a number of marketing vehicles to promote our brand in the e-business analysis market and to generate leads for our sales organization. Traditional methods include press releases, product reviews and discussions with industry analysts and attendance at trade shows and seminars. We have found that emerging means of communication, such as email and Web seminars, provide us with even greater reach at lower cost. Continued investment into our own Web site is critical to maintain our image in the e-business community and to generate sales leads. We also post important information about our products, technology and organization on our Web site for potential customers’ ease of access. Finally we publish data sheets, white papers and articles concerning our products and services.

      Our sales and marketing organization consisted of 23 full-time employees as of March 30, 2002. The sales and marketing staff is based in our corporate offices in Fremont, California. We also have field sales staff located in the metropolitan areas of Boston, Washington, D.C. and New York, as well as international staff in Canada, Germany and England.

Research and Development

      We believe that our future success will depend on our ability to maintain and improve current products and to develop new products that meet Internet analytics market needs. As of March 30, 2002, our research and development organization consisted of 29 full-time employees. Product requirements are based on customer feedback, technical support experience, and market analysis and technology trends. We employ a professional development methodology that monitors customer satisfaction, quality, cost and delivery schedules.

Customer Services and Support

      Our customer service and support is an important element to the successful marketing and sale of our products. Implementation, system integration, training and other related professional services are available during the initial system implementation as well as afterwards, based on customer demand and requirements. These services are provided under either a fixed price or time and materials contract. Maintenance and support contracts, which are typically for twelve months and sold with an initial license, may be renewed annually and are typically set at a percentage of the license fee. Our maintenance and support contracts entitle the customers to software patches, updates and upgrades at no additional cost, and when available, unlimited access to our Web based customer support information and request system and direct assistance from the customer support hotline. As of March 30, 2002, our services and support organization consisted of 35 full-time employees.

Competition

      We compete in the Internet analytics segment of the business intelligence software market. This market is highly competitive and highly fragmented, and is characterized by rapidly changing technology and evolving standards and user requirements. We expect competition in the market to increase. We compete principally with vendors of Web analytics software, traditional customer relationship management systems, data analysis and marketing software, and business intelligence software. Our competitors include, among others, NetIQ/Webtrends, SPSS/NetGenesis, E.piphany, Coremetrics and digiMine.

      We believe that the principal competitive factors affecting our market are:

•	product features;

•	product performance, including scalability and integrity;

•	ease of integration with customers’ existing enterprise systems;

•	quality of support and service; and

•	company reputation and resources.

      Our competitive position in the market is uncertain, due principally to the variety of current and potential competitors, and the emerging nature of the market. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than us. We expect additional competition as other established and emerging companies develop business and Internet analytics products and technologies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

Intellectual Property and Other Proprietary Rights

      We are a technology company. Our success depends on protecting our intellectual property assets. If we do not adequately protect our intellectual property, our business, financial condition and results of operations would be seriously harmed.

      We license our software and require our customers to enter into license agreements, which impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

      We currently have no issued U.S. or foreign patents. We have applied for one U.S. patent and we have no pending foreign patent applications. It is possible that no patents will issue from our currently pending patent application and that our potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we generally have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. A discussion of risks associated with the protection of our intellectual property rights and potential infringement by us of the patents and intellectual property rights of others is presented in the section below titled “Risk Factors.”

Employees

      At March 30, 2002, Accrue had 98 full-time employees, including 29 in product development, 23 in sales and marketing, 35 in customer service and support and 11 in general and administrative functions. Accrue implemented a reduction in force in April 2002 and also transferred certain employees to Pilot Software Acquisition Corporation, an unrelated third party, in May 2002 in connection with a transfer and sale of its Pilot and HitList technology assets. See “Management’s Discussion and Analysis of Financial Condition and Operating Results”. At May 31, 2002 Accrue had 62 full-time employees, including 18 in product development, 11 in sales and marketing, 24 in customer service and support and 9 in general and administrative functions. From time to time, we also employ independent contractors to support our engineering, marketing, sales and support and administrative organizations. We believe that our relations with our employees are good.

      Our success depends to a significant degree upon the continued contributions of our management, engineering, sales and marketing personnel, many of whom would be difficult to replace. If we fail to attract and retain high quality employees, our business operations and operating revenues may be impaired. Our recent workforce reductions may hurt the morale and loyalty of our employees. Additionally, the recent reduction of cash bonuses, executive salaries and some employee fringe benefits may reduce incentives for our employees to remain with us. We do not maintain “key person” life insurance for any of our executive management.

      We depend on a direct and indirect sales force for the majority of our product sales. We may not be able to attract and retain qualified sales personnel. In the last twelve months, we have experienced significant turnover of our sales force, including two Vice Presidents of Sales. As turnover tends to slow our sales efforts while replacement personnel are recruited and trained, our revenue generating ability may be impaired.

      In April 2002, we implemented a 20% reduction in our worldwide workforce. A discussion of potential risks associated with our employees is presented in the section below titled “Risk Factors.”

Item 2.	Properties

      Information about our principal executive offices and other facilities is included in the following table. We lease all of our existing facilities.

	Approximate	Lease
Location	Square Footage	Expiration Date	Description of Use

Fremont, California	19,255	March 31, 2003	Executive, research and development and sales offices
Cambridge, Massachusetts	6,860	March 31, 2005	Research and development, regional sales and service staff
Cologne, Germany	5,140	March 31, 2004	Sales and support office
Stirling, Scotland	3,000	September 5, 2002	Research and development office
Toronto, Canada	160	January 1, 2003	Sales office
Seattle, Washington	140	March 31, 2003	Support staff office
Lisle, Illinois	2,560	July 31, 2003	Sublet to third party
Clifton, New Jersey	2,250	June 30, 2003	Sublet to third party

	39,365

      We have agreements to sublease approximately 4,810 square feet of our existing facilities located in Illinois and New Jersey. On May 30, 2002, in connection with the sale of certain assets related to Pilot and HitList products to Pilot Software Acquisition Corporation, an unrelated third party, we have sub-leased 60% of the Cambridge office facility to Pilot Software Acquisition Corporation. We believe that our existing facilities are adequate to meet our current and future requirements or that suitable additional or substitute space will be available as needed.

Item 3.	Legal Proceedings

      We are not currently subject to any material legal proceedings except that on February 20, 1999, Execplan Sistemas Executivos Ltda., a former distributor of our wholly-owned subsidiary Pilot Software, Inc.’s products in Brazil, filed a Claim for Arbitration with the American Arbitration Association in connection with Pilot’s failure to enter into a new distribution agreement with Execplan when the prior agreement between the parties terminated by its terms. Execplan has made a claim for damages in the amount of $15 million. Pilot denied Execplan’s claim and filed a counterclaim alleging, among other things, breach of contract, misappropriation of Pilot trade secrets and infringement of Pilot copyrights. The arbitration proceedings will take place in Boston, Massachusetts, and we will vigorously defend against Execplan’s claim, which we believe to be without merit. In addition, under the terms of the Agreement and Plan of Merger dated as of August 24, 2000 among Accrue, Pilot, Pilot Acquisition Corp., Aviator Holding Corporation and Platinum Equity Holdings, LLC (the “Pilot Merger Agreement”), we have a right of indemnification against Platinum if damages awarded to Execplan in the arbitration exceed $500,000.

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

      There can be no assurance that the matters discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Market Information; Recent Sales of Unregistered Securities. Our common stock has been trading on the Nasdaq National Stock Market under the symbol “ACRU” from July 30, 1999, the date of our initial public offering to May 12, 2002. On May 13, 2002 our common stock began trading on the Nasdaq SmallCap Market. As used herein, we collectively refer to both the Nasdaq National Market and Nasdaq SmallCap Market as “Nasdaq”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on Nasdaq:

	High	Low

Year Ended March 31, 2000
2nd Quarter (from July 30, 1999)	$23.0000	$10.4531
3rd Quarter	63.2500	21.8125
4th Quarter	62.8750	37.3750
Year Ended March 31, 2001
1st Quarter	40.0000	19.1250
2nd Quarter	35.9375	11.7500
3rd Quarter	11.5625	1.0000
4th Quarter	2.8750	0.1875
Year Ended March 30, 2002
1st Quarter	1.7400	0.1300
2nd Quarter	0.6000	0.1300
3rd Quarter	0.7200	0.1800
4th Quarter	0.9500	0.4400

      On May 31, 2002, the closing sale price for our common stock was $0.25 per share. On this date, there were approximately 500 holders of record of our common stock. This figure does not reflect several hundred beneficial stockholders whose shares are held in nominee names. During the fiscal years 2001 and 2002 we did not pay any dividends. We presently intend to retain future earnings to finance the growth and development of our business, and as such, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

      The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, continuing losses, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations, which have affected the market price for many high technology companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions or military conflicts, may materially and adversely affect the market price of our common stock. In addition, we may not be able to comply with all continued listing requirements of Nasdaq, which would result in our stock being subject to delisting by Nasdaq. See the section below titled Risk Factors.

      On September 30, 1999, in connection with our acquisition of Marketwave Corporation, we issued in exchange for all outstanding shares of capital stock of Marketwave, 2,880,475 unregistered shares of common stock and we assumed Marketwave options that were subsequently exercised for 344,786 shares of Accrue common stock. Because these shares were issued to a limited number of Marketwave shareholders, we relied on the exemption provided by Section 4(2) of the Securities Act in issuing these shares. These shares were registered on a Registration Statement on Form S-1 (Reg. No. 333-32066) (the “Resale S-1”) that was declared effective by the SEC on or about March 22, 2000. If such shares were not sold pursuant to the Resale S-1, they were subsequently de-registered and 1,088,309 of the remaining unsold shares were re-registered on a Registration Statement on Form S-3 that was declared effective by the SEC on December 14, 2000. We also assumed Marketwave options that were outstanding for 218,081 shares of our common stock, which option shares were subsequently registered on a Registration Statement on Form S-8 on February 1, 2000.

      On January 14, 2000, in connection with our acquisition of NeoVista Software, Inc., we issued in exchange for all outstanding shares of capital stock and warrants of NeoVista, 1,782,078 unregistered shares of our common stock. We also assumed NeoVista options and warrants that were exercisable for 546,749 shares of our common stock, which option shares were subsequently registered on a Registration Statement on Form S-8 on February 1, 2000. The shares issued by us in this transaction were issued pursuant to the exemption provided by Section 3(a)(10) of the Securities Act and in connection with a hearing conducted by the California Commission of Corporations which found the offering to be fair to NeoVista security holders.

      On July 14, 2000, we acquired specific assets of the InfoCharger division of Tantau Software International, Inc. In exchange for specific assets of InfoCharger, we issued approximately 1,666,667 shares of our common stock and made a cash payment of $5 million to license certain Tantau technology. Because these shares were issued to a limited number of shareholders, we relied on the exemption provided by Section 4(2) of the Securities Act in issuing these shares. These shares were subsequently registered pursuant to a registration statement on Form S-3/A, declared effective by the SEC on December 14, 2000.

      On September 20, 2000, we acquired Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc. (“Pilot”). In exchange for the acquisition of all of Aviator Holding Corporation’s outstanding common stock, we issued 974,273 shares of our common stock. Because these shares were issued to a limited number of shareholders, we relied on the exemption provided by Section 4(2) of the Securities Act in issuing these shares. These shares were subsequently registered pursuant to a registration statement on Form S-3, declared effective by the SEC on December 14, 2000.

Equity Compensation Plan Information

      The following table provides the information about Accrue’s common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of March 30, 2002, including the 1996 Stock Plan, 1999 Director’s Stock Option Plan, 1999 Employee Stock Purchase Plan, 2000 Non-Executive Stock Option Plan, NeoVista 1991 Incentive Stock Option Plan and Marketwave 1997 Stock Plan.

				Number of securities
	Number of securities			remaining available for
	to be issued upon	Weighted-average		future issuance under
	exercise of	exercise price of		equity compensation plans
	outstanding options,	outstanding		as of March 30, 2002
	warrants and rights as	options, warrants		(excluding securities
Plan category	of March 30, 2002	and rights		reflected in column (a))

	(a)	(b)		(c)
Equity compensation plans approved by security holders	4,867,015 (1)	$2.26	(1)	2,766,465 (1)
	— (2)	—	(2)	450,000 (2)
	— (3)	—	(3)	347,000 (3)
Equity compensation plans not approved by security holders	125,000 (4)	$13.78	(4)	875,000 (4)
	5,151 (5)	$4.14	(5)	— (5)
	2,787 (6)	$0.44	(6)	— (6)

Total	4,999,953	$2.55		4,438,465

(1)	To be issued under the 1996 Stock Plan. The 1996 Stock Option Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of the Company’s fiscal years through April 1, 2006, equal to the lesser of 4,000,000 shares, 6% of Accrue’s outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as determined by the Company’s Board of Directors.

(2)	To be issued under the 1999 Directors’ Stock Option Plan. The 1999 Directors’ Stock Option Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan on the first day of each of the Company’s fiscal years through April 1, 2004, equal to the lesser of 100,000 shares or 0.5% of Accrue’s outstanding common stock on the last day of the immediately preceding fiscal year.

(3)	To be issued under the 1999 Employee Stock Purchase Plan

(4)	To be issued under the 2000 Non-Executive Stock Option Plan, which was initiated in September 2000 in connection with the acquisition of Pilot. Initially, 743,000 shares were granted to former Pilot employees who joined Accrue subsequent to the acquisition. Under the plan, Accrue is authorized to issue up to 1,000,000 shares of common stock and grant non-qualified stock options to employees and consultants at prices not lower than 85% of fair market value at the date of grant, as determined by the Board of Directors. The Board also has the authority to set the term of the options (no longer than ten years from date of grant). Unexercised options expire three months after termination of employment with Accrue, or at such earlier (but not earlier than 30 days) or later time as determined by the Board of Directors.

(5)	Options issued under the NeoVista 1991 Incentive Stock Option Plan, which was assumed in Accrue’s acquisition of NeoVista Software, Inc. on February 14, 2000 (the “NeoVista Plan”). Upon assuming the NeoVista Plan, Accrue reserved 550,000 shares of its common stock for issuance to the then existing holders of options under the NeoVista Plan; however, no further options have been or will be granted. Since Accrue assumed the NeoVista Plan, options to purchase all but 5,151 shares have terminated or have been exercised.

(6)	Options issued under the Marketwave 1997 Stock Plan, which was assumed in Accrue’s acquisition of Marketwave Corporation on September 30, 1999 (the “Marketwave Plan”). Upon assuming the Marketwave Plan, Accrue reserved 566,000 shares of its common stock for issuance to the then existing holders of options under the Marketwave Plan; however, no further options have been or will be granted. Since Accrue assumed the Marketwave Plan, options to purchase all but 2,787 shares have terminated or have been exercised.

          (b) Use of proceeds from sale of Registered Securities

      On August 4, 1999, we completed an initial public offering of our Common Stock, pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-79491) that was declared effective by the SEC on July 29, 1999.

      All net proceeds from the offering have been expended. We used the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding our sales and marketing organization. In addition, we used a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses.

Item 6.	Selected Financial Data

Financial Summary

	At or for the Years Ended

	March 31,	March 31,	March 31,	March 31,	March 30,
	1998(1)	1999(1)	2000	2001	2002

	(in thousands, except per share data)
Statement of operations data:
Revenue	$2,057	$4,684	$18,864	$25,634	$14,308
Gross profit	1,829	4,215	16,096	16,720	7,403
Net loss(2)	(4,201)	(7,601)	(21,119)	(211,219)	(12,107)
Net loss per share, basic and diluted	(0.99)	(1.63)	(1.33)	(7.55)	(0.41)
Balance sheet data:
Cash and cash equivalents	570	2,862	31,754	11,951	2,646
Working capital (deficit)	232	2,529	30,192	4,192	(1,068)
Total assets	2,112	6,109	160,899	30,269	11,772
Long-term debt, net of current portion	312	169	39	—	—
Total stockholders’ equity	557	3,414	151,987	17,860	5,630

(1)	The selected financial data at or for the years ended March 31, 1998 and 1999 have been restated to include financial results of Marketwave Corporation.

(2)	Net loss for the year ended March 30, 2002 includes a charge for impairment of intangible assets of $1.2 million and amortization of intangibles of $4.6 million. Net loss for the year ended March 31, 2001 includes a charge for impairment of goodwill of $139.7 million, amortization of intangibles of $49.6 million and in-process research and development charge of $4.5 million. Net loss for the year ended March 31, 2000 includes amortization of intangibles of $10.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of Accrue Software should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto and other information included elsewhere in this report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see “Risk Factors” below.

Overview

      We develop, sell and market Internet analytics software solutions. Our products collect, process and provide capabilities to analyze data from Web sites, which enables customers to better evaluate, manage and improve the effectiveness of their critical Internet based marketing and merchandising initiatives.

      We were founded in 1996 and are headquartered in Fremont, California. We have international offices in the United Kingdom, Canada, France and Germany. Accrue Insight 1.0, our initial product, shipped in January 1997. We completed an underwritten public offering in July 1999. The Company’s initial marketing efforts focused on both “dot-com” and emerging e-business companies, and more established enterprises that were establishing Internet based business initiatives.

      We have sustained losses on a quarterly and annual basis since inception. At March 30, 2002, we have an accumulated deficit of approximately $258.2 million. Our net loss was approximately $21.1 million in fiscal year 2000, $211.2 million in fiscal year 2001 and $12.1 million in fiscal year 2002. These losses resulted from significant costs incurred in the development and sale of our products and services and, particularly in fiscal year 2001, merger related costs and non-cash charges for the impairment of goodwill associated with the acquisitions of NeoVista Software, Inc., Pilot Software, Inc. and InfoCharger, a division of Tantau Software International, Inc. We anticipate that operating expenses will continue to constitute a material use of our cash resources. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

      You should not rely upon our past operating results as an indication of future performance. While we have experienced significant percentage growth in revenues in recent periods, we have a limited operating history and we do not believe that prior growth rates are sustainable or indicative of future growth rates. Additionally, Accrue continues to use available cash in its operations and current cash resources available are likely insufficient to fund our operations until we reach positive cash flow. We are evaluating various initiatives to improve our cash position, including selling additional stock, incurring additional debt, implementing further restrictions on spending and other cash generating initiatives. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue’s ability to continue as a going concern and to achieve its intended business objectives. See “Liquidity and Capital Resources” below and “Risk Factors”.

Impact of the Economic Downturn

      During fiscal year 2001, we focused the majority of our resources and efforts around the development and launch of the Accrue G2 product. Technology assets obtained pursuant to several prior acquisitions were used to support the development of Accrue G2, which integrates the technologies from the NeoVista, InfoCharger and Pilot acquisitions and Insight code base. During the third quarter of fiscal year 2001, the downturn in the dot-com sector and resulting slowdown in IT spending significantly impacted our operating results. A large number of our customers postponed purchases and many went out of business. Quarterly revenues fell from an average of approximately $10 million in the first half of fiscal year 2001 to an average of approximately $3 million in the second half of the fiscal year. In light of the changes in market conditions, we recorded significant goodwill impairment charges in fiscal year 2001.

      We continued to experience weak economic conditions during fiscal year 2002, including an economy in recession and continued slowdown in IT spending. In response, we undertook several initiatives designed to help scale the business to its revenue base, focus on the successful launch of Accrue G2 and reduce our cash burn rate. These initiatives included recruiting a new senior executive management team, selling assets that were not core to our Accrue G2 and Insight products, and reducing operating expenses. Headcount was reduced from 144 at March 31, 2001 to 98 at March 30, 2002, and other non-labor expenses were reduced. Revenues for the first three quarters of fiscal year 2002 increased modestly from quarter to quarter, but fell in the fourth quarter as compared to the third quarter due to customers delaying or deferring IT spending in response to the continuing weak US economy. In response to the revenue decline in the fourth quarter, we have taken several actions to reduce our operating expenses further during fiscal 2003. To date in fiscal year 2003, we implemented a 20% headcount reduction, cut executive salaries by 10%, reduced certain cash bonuses and some employee fringe benefits and continued to reduce overall operating expenses.

Acquisitions and Divestitures

      Since September 1999, we have consummated a number of acquisitions which have provided technology which is currently used in our products (including Accrue G2) and a number of divestitures which have raised cash. These acquisitions and divestitures have also had an impact on our financial statements which is summarized below.

      On September 30, 1999, we acquired Marketwave Corporation, a provider of a web analytics solution targeting customers with small volume websites. In connection with this transaction, we acquired all of the outstanding shares of capital stock of Marketwave in exchange for 2,880,475 shares of our common stock, and assumed outstanding Marketwave options that were subsequently exercised for 345,000 shares of our common stock. The transaction was accounted for as a pooling of interests in fiscal year 2000; therefore, our financial statements have been restated for all periods prior to the business combination to include the combined financial results of Accrue and Marketwave.

      On January 14, 2000, we acquired NeoVista Software, Inc, a provider of retail data mining applications. In connection with this transaction, we acquired all of the outstanding shares of capital stock of NeoVista in exchange for 1,782,078 shares of our common stock. In addition, options of NeoVista were converted into options to purchase approximately 550,000 shares of our common stock. The total purchase price was approximately $127.9 million. We accounted for the acquisition under the purchase method of accounting and the results of operations of NeoVista have been included in the consolidated financial statements from the date of acquisition.

      On July 14, 2000, we acquired specific assets of the InfoCharger division of Tantau Software International, Inc. In exchange for the InfoCharger parallel processing engine and related assets, Accrue issued 1,666,667 shares of its common stock in addition to a cash payment of $5 million. The total purchase price was approximately $59.2 million. The transaction was accounted for using the purchase method of accounting and the results of operations of InfoCharger have been included in the consolidated financial statements from the date of acquisition.

      On September 20, 2000, we acquired Aviator Holding Corporation and its subsidiaries, including Pilot Software, Inc., the provider of hybrid online analytical processing (OLAP) technology. In connection with this transaction, we acquired all of the outstanding shares of capital stock of Aviator in exchange for 974,273 shares of our common stock. The total purchase price was approximately $29.5 million. We accounted for the acquisition under the purchase method of accounting and the results of operations of Pilot have been included in the consolidated financial statements from the date of acquisition

      In June 2001, we sold certain of our software assets acquired as part of our acquisition of NeoVista to JDA Software Group, Inc., for $4.9 million of cash. In connection with this transaction, we retained license rights to incorporate NeoVista software into Accrue products for distribution in certain market segments.

      During fiscal year 2002 and 2001, we performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with our acquisitions of NeoVista, Pilot and certain intellectual property assets of Tantau and recorded impairment charges of $1.2 million and $139.7 million as described below in the discussion of Results of Operations, respectively.

      Subsequent to fiscal year 2002, in May 2002, we sold the Pilot and HitList software assets, related intellectual property, customer contracts and certain fixed assets to Pilot Software Acquisition Corporation, an unrelated third party, for $1.5 million of cash plus assumption of certain liabilities. As a part of this transaction, we retained license rights to incorporate the Pilot technology into our current and future products. See Note 11 to the accompanying consolidated financial statements for further details.

Source of Revenues

      We generate revenue principally from licensing our software solutions directly to customers and providing related services including implementation, consulting, training and support. We market our products, both domestically and internationally, principally through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 15% of our total revenue for fiscal year 2002. We expect to rely on indirect sales channels in the international market to a much greater extent in the future to increase revenue.

      We license our products to our customers primarily on a perpetual basis. Our pricing model for Accrue G2 is based on the number of server-based CPUs. This allows for additional revenue as a customer’s e-business expands. License fees for Accrue G2 have typically ranged from $50,000 to several hundred thousand dollars. Customers can subsequently pay additional license fees to expand the right to use previously licensed software solutions, or to purchase additional software solutions.

      Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price, is paid in advance and is non-refundable. Revenue from maintenance agreements is included in services revenue in the accompanying consolidated statements of operations.

      We also provide consulting, implementation and training services to our customers separately from our sales of product licenses. Such services typically include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. Revenue from consulting, implementation and training services is included in services revenue in the accompanying consolidated statements of operations. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third-party consulting organizations.

Cost of Revenue and Operating Expenses

      Our cost of license revenue primarily consists of license fees due to third parties for integrated technology. Our cost of services revenue include salaries and related expenses for our implementation, consulting, support and training organizations, costs of subcontracting to consulting organizations to provide consulting services to customers and an allocation of facilities, communications and depreciation expenses.

      Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

      Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Since license revenue from our software solutions are not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenue for the developed products is recognized.

      We establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on our expected future revenue. Our expectations regarding future revenue may not be accurate. As a result, if revenue falls below expectations, our operating results are likely to be adversely and disproportionately affected because only small portions of our expenses vary with revenue. Due to these factors, our operating results are difficult to forecast. We believe that period-to-period comparisons of our historical operating results are not meaningful and should not be relied upon as an indication of future performance.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

      We recognize license revenues when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is probable. The determination regarding the probability of collection is based on management’s judgment. For contracts with multiple elements (e.g. products, maintenance, installation and other services), revenue is allocated to delivered components, normally the license component, of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to Accrue. Accrue recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. If changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      We derive a significant portion of our revenue from either fixed price contracts for professional services that require the accurate estimation of the cost, scope and duration of each engagement, or multiple element arrangements that tie the recognition of licenses to such implementation services. For contracts involving significant implementation, customization or services that are essential to the functionality of the software, both the product license revenues and service revenues are recognized in accordance with the provisions of Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP No. 81-1. When such estimates are not available, the completed contract method is utilized. Labor hours incurred are used as the measure of progress towards completion with revision of estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

      Maintenance and service revenue depends on the continued ability of our customers to pay over time, and on customers renewing contracts for software maintenance. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenues from e-commerce, we may not be able to sustain our historic levels of maintenance and service revenues in the future.

Allowance for doubtful accounts and sales returns

      We generally do not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns are recorded at the time the products are shipped. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We evaluate our accounts receivable at each period end for amounts that we believe are no longer collectible. This evaluation is largely done based on comments received from the customer and/or our sales personnel, a review of financial condition via credit agencies and our historical experience with the customer. An unexpected filing of a bankruptcy petition by a customer may impact our evaluation of accounts receivable in any given period. However, this risk is mitigated by the fact that our accounts receivable is dispersed among a large number of customers. As of March 30, 2002, two customers individually accounted for more than 10% of our accounts receivable, at 16% and 17%, respectively. We believe that these customers are of good credit standing.

Goodwill and intangible assets

      We have a material amount of intangible assets related to acquired intangibles. In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

      During the years ended March 31, 2001 and March 30, 2002, we recorded an impairment charge of $139.7 million related to goodwill and other intangibles and an impairment charge of $1.2 million related to intangible assets, respectively.

Legal Contingencies.

      We are currently involved in certain legal proceedings. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As discussed in Note 5 to the accompanying consolidated financial statements, as of March 30, 2002, we have not accrued any costs for the resolution of these claims. Our assessment has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. There can be no assurance that the legal contingencies will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, “Deferral of the Effective Date the FASB Statement No. 133”, effective April 1, 2001. To date, we have not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We plan to adopt SFAS No. 142 in the first quarter of fiscal year 2003. We are currently assessing the potential impact of SFAS No. 142 and do not expect the adoption to have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes FASB Statement No. 121 and APB 30, however, SFAS No. 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We plan to adopt SFAS No. 144 in the first quarter of fiscal year 2003, and do not expect the adoption to have a material impact on our financial position and results of operations

      In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issue No. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor’s income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. We implemented EITF Issue No. 01-09 in the quarter ended March 30, 2002 and the adoption did not impact our financial position or results of operations.

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. There were no material out of pocket expenses that required reclassification on the implementation of EITF No. 01-14 in the last quarter of fiscal year 2002.

Results of Operations

      The following tables set forth our historical operating information, as well as the information as a percentage of our total revenue represented by each item, for the periods indicated:

	Years Ended

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands, except as a percentage
	of total revenue)
Statement of Operations Data:
Net revenue:
Software license	$14,681	$14,592	$4,297
Maintenance and service	4,183	11,042	10,011

	18,864	25,634	14,308

Cost of revenue:
Software license	602	871	300
Maintenance and service	2,166	8,043	6,605

	2,768	8,914	6,905

Gross profit	16,096	16,720	7,403

Operating expenses:
Research and development	4,410	9,454	6,915
Sales and marketing	12,106	14,193	6,267
General and administrative	2,437	9,569	5,371
Merger costs	3,560	—	—
In-process research and development	650	4,503	—
Amortization of intangibles	10,859	49,559	4,580
Impairment of goodwill and other intangibles	—	139,665	1,200
Stock-based compensation expense	4,344	2,190	(276)

	38,366	229,133	24,057

Loss from operations	(22,270)	(212,413)	(16,654)
Other income (expense), net	1,151	1,194	241
Gain on sale of a technology asset	—	—	4,306

Net loss	$(21,119)	$(211,219)	$(12,107)

Net loss per share, basic and diluted	$(1.33)	$(7.55)	$(0.41)

Shares used in computing net loss per share, basic and diluted	15,822	27,958	29,820

	Years Ended

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands, except as a percentage
	of total revenue)
As a percentage of total revenue
Net revenue:
Software license	77.8%	56.9%	30.0%
Maintenance and service	22.2	43.1	70.0

	100.0	100.0	100.0

Cost of revenue:
Software license	3.2	3.4	2.1
Maintenance and service	11.5	31.4	46.2

	14.7	34.8	48.3

Gross profit	85.3	65.2	51.7

Operating expenses:
Research and development	23.4	36.9	48.3
Sales and marketing	64.2	55.4	43.8
General and administrative	12.9	37.3	37.5
Merger costs	18.9	—	—
In-process research and development	3.4	17.6	—
Amortization of intangibles	57.6	193.3	32.0
Impairment of goodwill and other intangibles	—	544.8	8.4
Stock-based compensation expense	23.0	8.5	(1.9)

	203.4	893.9	168.1

Loss from operations	(118.1)	(828.6)	(116.4)
Other income (expense), net	6.1	4.7	1.7
Gain on sale of a technology asset	—	—	30.1

Net loss	(112.0)%	(823.9)%	(84.6)%

SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS

      The following table sets forth quarterly unaudited financial data for fiscal years 2001 and 2002 as well as the percentage of our total revenues represented by each item. This unaudited financial data has been prepared on the same basis as the audited financial statements included in this report and includes all adjustments, consisting only of normal recurring accruals that are considered necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this report. You should not draw any conclusions from the operating results for any quarter.

Unaudited Results of Operations

Quarter Ended:

	June 30	Sept 30	Dec 30	Mar 31	June 30	Sept 29	Dec 29	Mar 30
	2000	2000	2001	2001	2001	2001	2001	2002

	(amounts in thousands except per share data)
Net revenue:
Software license	$6,923	$6,727	$462	$480	$1,147	$1,434	$976	$740
Maintenance & service	2,827	3,308	2,038	2,869	2,465	2,376	2,885	2,285

Total net revenue	9,750	10,035	2,500	3,349	3,612	3,810	3,861	3,025

Cost of revenue:
Software license	381	108	162	220	105	105	75	15
Maintenance & service	1,439	1,755	2,381	2,468	2,128	1,714	1,396	1,367

Total cost of revenue	1,820	1,863	2,543	2,688	2,233	1,819	1,471	1,382

Gross profit	7,930	8,172	(43)	661	1,379	1,991	2,390	1,643

Operating expenses:
Research & development	1,936	2,059	2,697	2,762	2,122	1,730	1,628	1,435
Sales & marketing	4,149	3,488	3,553	3,003	1,489	1,606	1,558	1,614
General & administrative	904	1,142	1,974	5,549	1,323	1,465	1,281	1,302
Amortization of intangible assets	10,859	16,244	17,652	4,804	1,145	1,145	1,145	1,145
In-process research & development	—	4,503	—	—	—	—	—	—
Impairment of goodwill and other intangibles	—	—	110,000	29,665	—	—	—	1,200
Stock-based compensation expense	749	598	423	420	209	276	(772)	11

Total operating expenses	18,597	28,034	136,299	46,203	6,288	6,222	4,840	6,707

Loss from operations	(10,667)	(19,862)	136,342	(45,542)	(4,909)	(4,231)	(2,450)	(5,064)
Other income (expense)	405	345	243	201	134	77	16	14
Gain on sale of technology asset	—	—	—	—	4,306	—	—	—

Net loss	$(10,262)	$(19,517)	$(136,099)	$(45,341)	$(469)	$(4,154)	$(2,434)	$(5,050)

Basic and diluted net loss per share	$(0.40)	$(0.72)	$(4.95)	$(1.48)	$(0.02)	$(0.14)	$(0.08)	$(0.17)

Percentage of Total Revenues*

(Unaudited)
Quarter Ending

	June 30,	Sept. 30,	Dec. 30,	Mar. 31,	June 30,	Sept. 29,	Dec. 29,	Mar. 30,
	2000	2000	2001	2001	2001	2001	2001	2002

Net revenue:
Software license	71%	67%	18%	14%	32%	38%	25%	24%
Maintenance & service	29	33	82	86	68	62	75	76

Total net revenue	100	100	100	100	100	100	100	100

Cost of revenue:
Software license	4	1	6	7	3	3	2	1
Maintenance & service	15	17	95	74	59	45	36	45

Total cost of revenue	19	19	102	80	62	48	38	46

Gross profit	81	81	(2)	20	38	52	62	54

Operating expenses:
Research & development	20	21	108	82	59	45	42	47
Sales & marketing	43	35	142	90	41	42	40	53
General & administrative	9	11	79	166	37	38	33	43
Amortization of intangible	111	162	706	143	32	30	30	38
In-process research & development	—	45	—	—	—	—	—	—
Impairment of goodwill and other intangibles	—	—	4,400	886	—	—	—	40
Stock-based compensation expense	8	6	17	13	6	7	(20)	—

Total operating expenses	191	279	5,452	1,380	174	163	125	222

Loss from operations	(109)	(198)	(5,454)	(1,360)	(136)	(111)	(63)	(167)
Other income/(expense)	4	3	10	6	4	2	—	1
Gain on sale of technology asset	—	—	—	—	119	—	—	—

Net loss	(105)%	(194)%	(5,444)%	(1,354)%	(13)%	(109)%	(63)%	(167)%

*	Totals may not foot due to rounding.

Fiscal Years Ended March 30, 2002 and March 31, 2001

      Revenue. Total revenue decreased 44% from $25.6 million in fiscal year 2001 to $14.3 million in fiscal year 2002. The decrease in revenue was primarily due to a decline in software license revenue, particularly in the United States of America. For fiscal year 2002, domestic revenue declined by $11.8 million, or 58%, to $8.7 million from $20.5 million in fiscal year 2001. This decrease was partially offset by an increase in international revenue of $0.5 million, or 9%, to $5.6 million in fiscal year 2002 as compared to $5.1 million in fiscal year 2001. No single customer accounted for more than 10% of our revenue in fiscal year 2001 or 2002.

      Software license revenue. Revenue from software licenses declined $10.3 million, or 71% from $14.6 million in fiscal year 2001 to $4.3 million in fiscal year 2002. The decrease in software license revenue was primarily due to the downturn in the economy and weakness in information technology spending, particularly in the United States of America. License revenue totaled 30% of net revenues in fiscal year 2002, as compared to 57% in fiscal year 2001.

      Maintenance and service revenue. Maintenance and service revenue declined $1.0 million, or 9%, from $11.0 million in fiscal year 2001 to $10.0 million in fiscal year 2002. This decrease was primarily due to a corresponding decline in license revenue as service revenue is typically derived in connection with sales of our software licenses. Maintenance and service revenues depend on the continued ability of our customers to pay over time, and of customers renewing contracts for software maintenance. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenues from e-commerce, we may not be able to sustain our historic levels of maintenance and service revenues in the future.

      Cost of revenue. Cost of revenue declined $2.0 million, or 23%, from $8.9 million in fiscal year 2001 to $6.9 million in fiscal year 2002. The decrease in the cost of revenue in fiscal year 2002 was due to lower royalty costs, resulting from the decline in software license revenue and a significant reduction in maintenance and service costs, which resulted from the cost reductions implemented during fiscal year 2002. Cost of revenue as a percentage of net revenues increased from 35% of net revenue in fiscal year 2001 to 48% in fiscal year 2002. This increase was attributable to the significant decline in software revenue in 2002, as compared to the prior year. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

      Gross profit. Gross profit declined $9.3 million, or 56%, from $16.7 million in fiscal year 2001 to $7.4 million in fiscal year 2002. This decrease was primarily due to the $10.3 million decline in software license revenue previously noted. As a percentage of revenues, gross profit margin declined from 65% in fiscal year 2001 to 52% in fiscal year 2002. This decrease in gross profit margin was primarily due to a lower volume of license revenue, which carries a higher gross profit margin than service and maintenance revenue. The proportion of services and maintenance revenue to total revenue in any period depends on various factors which include: the volume of new license revenue, the acquisition of maintenance contracts from business acquisitions, and the renewal rate of existing maintenance contracts. For these reasons, we expect that our gross profit margin will continue to fluctuate in the future.

Operating expenses.

      Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products and the performance of quality assurance and documentation activities. Research and development expenditures are charged to operations as incurred. Research and development expenses declined $2.6 million, or 27% from $9.5 million in fiscal year 2001 to $6.9 million in fiscal year 2002. This decrease was primarily attributable to decreased staffing costs resulting from headcount reductions in development personnel implemented during fiscal year 2002. Research and development expenses as a percentage of net revenues increased from 37% in fiscal year 2001 to 48% in fiscal year 2002 due primarily to the decline in fiscal year 2002 revenues, as compared to the prior fiscal year.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses declined $7.9 million, or 56%, from $14.2 million in fiscal year 2001 to $6.3 million in fiscal year 2002. As a percentage of net revenue, sales and marketing expenses declined from 55% in fiscal year 2001 to 44% in fiscal year 2002. These decreases were primarily due to lower commission expenses of $1.5 million due to lower revenues, lower salary costs of $1.7 million due to decreased headcount, and reduced marketing expenditures of $2.2 million, which resulted from expense reductions made in response to the decline in net revenues recorded in fiscal year 2002. We expect that sales and marketing expenses will continue to vary as a percentage of total revenue.

      General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resource, information services, and other administrative functions, as well as legal and accounting costs and bad debt expense. General and administrative expenses declined $4.2 million, or 44%, from $9.6 million in fiscal year 2001 to $5.4 million in fiscal year 2002. The majority of this decline was attributable to the $3.8 million of bad debt expense recorded in fiscal year 2001 that was related to an unusually large number of e-commerce and Internet customers who went out of business or were unable to pay our invoices. As a percentage of net revenue, general and administrative expenses increased from 37% in fiscal year 2001 to 38% in fiscal year 2002. This increase was due principally to the lower level of net revenue recorded in fiscal year 2002. We expect that general and administrative expenses will continue to vary as a percentage of total revenue.

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

      Subsequent to acquisition, we compare actual results with our assumptions at the time of acquisition as they relate to the value of purchased in-process research and development. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects and revenue and expense projections once the products have entered the market. We shipped Accrue G2 in May 2001, which incorporated in-process research and development from the InfoCharger and Pilot acquisitions. Revenue from Accrue G2 in fiscal year 2002 was consistent with our projections, in all material respects, however, the unexpected duration of the weak economic conditions during fiscal year 2002, which have continued into fiscal year 2003, may negatively impact our ability to generate the expected level of revenue and net income from this product. Failure to achieve the expected levels of revenue and net income from this product may negatively impact the return on investment expected at the time that the acquisition was made.

      Amortization of intangibles. Amortization of goodwill and other intangibles is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired. Intangible assets are being amortized on a straight-line basis over a useful life of three years. Amortization of goodwill and other intangibles was $49.6 million and $4.6 million in fiscal year 2001 and 2002, respectively. The decrease in fiscal year 2002 is due to a reduced value of identifiable intangible assets as a result of the goodwill impairment charge incurred in fiscal year 2001.

      Impairment of goodwill and other intangibles. During fiscal year 2002, we performed impairment assessments of the intangible assets associated with the Pilot acquisition, which are primarily comprised of purchased software and technology. Our assessments were performed as a result of the declining base of customers of the Pilot products, which we believe was due to lack of product feature enhancements relative to competitors’ products. Based on our assessment, the book value of the intangible assets associated with the developed and core technology exceeded the estimated undiscounted cash flows of the Pilot products. As a result of our review, we recorded a charge of $1.2 million in fiscal year 2002 to reduce the intangible assets associated with the Pilot acquisition to the estimated net realizable value. The remaining identifiable intangible balance of approximately $4.6 million, including $2.8 million related to Pilot products, will be amortized over the remaining term of the useful life of the assets established at time of the acquisition, which we consider appropriate.

      During fiscal year 2001, we performed impairment assessments of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of NeoVista, InfoCharger and Pilot, which we completed on January 14, July 14 and September 20, 2000, respectively. Our assessments were performed primarily as a result of the decline in our revenues in the second half of the fiscal year 2001, the anticipated decline in our projected operating results due to the overall decline in the e-commerce industry and the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill exceeded our market capitalization prior to the impairment charge. As a result of our review, we recorded a charge of $139.7 million in fiscal year 2001 to reduce our enterprise level goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 20%. The assumptions supporting our cash flows including the discount rate were determined using our best estimates.

      Stock-based compensation. Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock. In connection with the grant of certain stock options to employees during the years prior to March 30, 2000, we recorded deferred compensation of approximately $9.9 million. No deferred compensation was recorded in fiscal years 2001 or 2002 as the equity instruments granted in this period were at their deemed fair market value. The deferred compensation amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $2.2 million and a credit of $0.3 million for the years ended March 31, 2001 and March 30, 2002, respectively. The credit in 2002 resulted from adjustment of deferred compensation expense made in connection with employees terminated during the year as a result of the Company’s expense reduction programs. The remaining balance of deferred stock-based compensation as of March 30, 2002 of $0.1 million will continue to be amortized over the remaining vesting period of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

      In January 2002, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted with an exercise price greater than $4.13 per share in exchange for a new stock option grant for an equal number of shares to be granted at a future date, at least six months and one day from the cancellation date of the exchanged options, which will be after September 5, 2002. Under the exchange program, options to purchase approximately 1.1 million shares of our common stock were tendered by 56 employees and 3 directors and cancelled. The new options have terms and conditions that are substantially the same as those of the cancelled options, except that the options will vest over a three-year period commencing September 30, 2001. We believe the exchange program will not result in any additional compensation charges or variable plan accounting.

      Other income (expense), net. Other income (expense), net consists of interest income, interest expense, other income, and other expense. Other income (expense), net was down approximately $1.0 million in fiscal year 2002 as compared to fiscal year 2001. This decline is primarily due to lower interest income recognized in fiscal year 2002, due to the lower level of invested cash balances in fiscal year 2002 as compared to fiscal year 2001.

      Gain on sale of technology asset. During fiscal year 2002, we sold certain software and related intangible assets to JDA Software Group, Inc. This transaction resulted in recognition of a gain from sale of technology asset of $4.3 million in fiscal year 2002.

      Provision for Income Taxes. At March 30, 2002, Accrue has federal and state net operating loss carryforwards of approximately $102.0 million and $69.4 million, respectively, available to offset future regular and alternative minimum taxable income, if any. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011 and the state net operating loss carryforwards have begun to expire in 2001. Approximately $52.7 million and $10 million of federal and state net operating loss carryforwards, respectively, related to acquired entities have begun to expire in 2002. In addition, Accrue has federal and state tax credits of approximately $3.4 million and $2.4 million, respectively, to offset future tax liabilities, if any. The federal tax credits will begin to expire in 2017. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership occurring in the past or future may limit the amount of net operating loss and tax credit carry forwards that we could utilize annually to offset future taxable income. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Fiscal Years Ended March 31, 2001 and March 31, 2000

      Revenue. Total revenue increased 36% from $18.9 million in fiscal year 2000 to $25.6 million in fiscal year 2001. Total revenue increased for the first two quarters of 2001 as compared to the first two quarters of

2000. However, this increase was offset by a decrease in revenue for the last two quarters of 2001 as compared to the last two quarters of 2000. The decrease in revenue was primarily due to a decline in purchases from e-commerce companies and an increase in our product sales cycle to enterprise customers, due in part to an economic slowdown and the significant decline in spending by companies on information technology, particularly in the Unites States of America. No single customer accounted for more than 10% of our revenue in fiscal year 2000.

      Software license revenue. Revenue from software licenses decreased $0.1 million, or 1%, from $14.7 million in fiscal year 2000, as compared to $14.6 million in fiscal year 2001. Total license revenue increased for the first two quarters of 2001 as compared to the first two quarters of 2000. However, this increase was offset by a decrease in revenue for the last two quarters of 2001 as compared to the last two quarters of 2000. The decrease in license revenue for fiscal year 2001 was primarily due to lower than anticipated sales of our products as a result of a decline in purchases from e-commerce companies, an increase in our sales cycle to enterprise customers, due in part to an economic slowdown and the significant decline in spending by companies on information technology, particularly in the Unites States of America.

      Maintenance and service revenue. Maintenance and service revenue increased $6.9 million, or 164%, from $4.2 million in fiscal year 2000 to $11.0 million in fiscal year 2001. Maintenance and service revenue comprised 22% of net revenue in fiscal year 2000 and 43% of total revenue in fiscal year 2001. The growth of maintenance and service revenue in fiscal year 2001, both in terms of dollars and relative to license revenue, was primarily due to expanded service offerings and the inclusion of maintenance revenue related to our acquisition of Pilot Software, Inc. in September 2000.

      Cost of revenue. Cost of revenue consists primarily of the salaries and related expenses for maintenance and service personnel. These costs were $2.8 million or 15% of net revenue in fiscal year 2000, and $8.9 million, or 35%, of revenue in fiscal year 2001, representing an increase $6.1 million, or 222%, from fiscal year 2000 to fiscal year 2001. The increase in the cost of revenue reflects primarily a substantial increase in maintenance and service personnel headcount. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

      Gross profit. Gross profit increased $0.6 million, or 4%, from $16.1 million in fiscal year 2000 to $16.7 million in fiscal year 2001. This increase was due to the increase in maintenance and service revenue previously noted. As a percentage of revenue, gross profit margin declined from 85% in fiscal year 2000 to 65% in fiscal year 2001. The decrease in gross margin is primarily due to a higher volume of service and maintenance revenue, which carries a lower gross profit margin than license revenue.

Operating expenses.

      Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses increased $5.0 million, or 114%, from $4.4 million in fiscal year 2000 to $9.5 million in fiscal year 2001. The significant increase from fiscal year 2000 to fiscal year 2001 was primarily due to the expansion of the research and development team as a result of internal growth and the fiscal year 2001 acquisitions. Research and development expenses increased from 23% of total revenue in fiscal year 2000 to 37% of total revenue in fiscal year 2001. This increase in expenses relative to revenues was due to the increase in development resources applied to new product development, in particular, Accrue G2.

      Sales and marketing expenses. Sales and marketing expenses increased $2.1 million, or 17%, from $12.1 million in fiscal year 2000 to $14.2 million in fiscal year 2001. This increase was primarily due higher salary costs of $0.8 million due to increased headcount and increased marketing expenditures of $1.8 million, which resulted from expected growth in revenues in fiscal year 2001. Sales and marketing expenses as a percentage of total revenue decreased from 64% in fiscal year 2000 to 55% in fiscal year 2001. This decrease was attributable principally to an increase in revenue primarily from maintenance contracts acquired in the Pilot acquisition in September 2000.

      General and administrative expenses. General and administrative expenses increased $7.1 million, or 293%, from $2.4 million in fiscal year 2000 to $9.6 million in fiscal year 2001. A significant portion of the increase in fiscal year 2001 was attributable to the $3.8 million of bad debt expenses recorded in fiscal year 2001. The increase in bad debt expenses was due primarily to provision recording on past due accounts receivable for several e-commerce and Internet customers. These customers either went out of business or experienced a significant decline in their ability to pay their obligations.

      Merger costs. During September 1999, we completed the acquisition of Marketwave Corporation through the issuance of Accrue common stock. The acquisition was accounted for using the pooling of interest method. During January 2000, we completed the acquisition of NeoVista Corporation through the issuance of Accrue common stock. The acquisition was accounted for using the purchase method. We incurred merger-related costs of $3.6 million in fiscal year 2000. These nonrecurring expenses related to transaction costs, employee termination costs, legal and accounting costs, write-off of equipment and other assets, and redundant facility and other costs.

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

      Amortization of intangibles. Amortization of goodwill and intangibles were $10.9 million in fiscal year 2000 and $49.6 million in fiscal year 2001. The increase in amortization expense in fiscal year 2001 was due to the completion of the NeoVista Software, Inc., acquisition in January 2000, resulting in a full year of amortization expense in fiscal year 2001, versus one quarter’s expense in fiscal year 2000, and the InfoCharger and Pilot Software, Inc. acquisitions in fiscal year 2001.

      Goodwill impairment charge. We recorded a charge of $139.7 million in fiscal year 2001 in connection with our impairment assessments of the identifiable intangible assets in respect of the NeoVista, InfoCharger and Pilot acquisitions, which we completed on January 14, July 14, and September 20, 2000, respectively.

      Stock-based compensation. Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock. In connection with the grant of certain stock options to employees during the years ended March 31, 2000, we recorded deferred compensation of approximately $3.7 million. No deferred stock compensation expense was recorded in the year ended March 31, 2001 as the equity instruments granted in fiscal year 2001 were at their deemed fair market value. The deferred stock-based compensation amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $4.3 million and $2.2 million for the years ended March 31, 2001 and 2000, respectively. As of March 31, 2001, deferred compensation remaining to be amortized totaled $1.0 million. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

Liquidity and Capital Resources

      Since inception, we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, bank loans and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

      Cash used in operating activities totaled $9.2 million, $12.7 million and $13.8 million in fiscal years 2000, 2001 and 2002, respectively. Cash used in operating activities for each period resulted principally from net losses and merger and acquisition costs in those periods, net of non-cash charges for depreciation, amortization and impairment of goodwill and other intangibles, write-off of in-process research and development and stock based compensation.

      In fiscal year 2000, the $9.2 million of cash used in operating activities was primarily attributable to our net loss of $21.1 million, an increase in accounts receivable of $4.3 million, an increase in prepaid expenses and other assets of $1.4 million and a decrease in accrued merger costs of $2.6 million offset by non-cash charges totaling $16.9 million, increases in accounts payable and accrued liabilities of $1.6 million and deferred revenue of $1.7 million. The increases in accounts receivable and deferred revenue were a result of the increase in net revenue in fiscal year 2000 as compared to the prior year. The non-cash charges were primarily made up of amortization of intangibles of $10.9 million arising from acquisitions during fiscal year 2000 and a stock-based compensation charge of $4.3 million.

      In fiscal year 2001, the $12.7 million of cash used in operating activities was primarily attributable to our net loss of $211.2 million, a decrease in accrued liabilities principally related to mergers and acquisitions of $2.9 million and a decrease in deferred revenue of $2.2 million offset, in part, by non-cash charges aggregating $200.8 million and a decrease in accounts receivable and prepaid expenses of $2.0 million and $0.9 million, respectively. The decreases in accounts receivable and deferred revenue were a result of the sharp decrease in license revenue and a smaller growth rate of maintenance and service revenue in the last two quarters of fiscal year 2001 as compared to the last two quarters of fiscal year 2000. The non-cash charges were primarily made up of depreciation and amortization of intangibles of $50.5 million, goodwill impairment charge of $139.7 million, write-off of purchased in-process research and development of $4.5 million, provision for sales returns, doubtful accounts of $3.6 million and a stock based compensation charge of $2.2 million.

      In fiscal year 2002, the $13.8 million of cash used in operating activities was primarily attributable to our operating loss of $16.7 million, an increase in accounts receivable of $0.2 million, decrease of accounts payable and accrued liabilities of $2.5 million and decrease in deferred revenue of $1.8 million offset in part by non-cash charges aggregating $6.7 million and a decrease in prepaid expenses and other current assets of $0.4 million. The non-cash charges were primarily made up of an impairment charge on intangibles of $1.2 million, an amortization charge of $4.6 million related to intangibles arising from acquisitions during fiscal year 2000 and a stock-based compensation credit of $0.3 million resulting from termination of employees.

      Cash used in investing activities totaled $1.2 million and $6.7 million in fiscal year 2000 and 2001, respectively. Cash provided by investing activities totaled $4.2 million in fiscal year 2002. The increase in cash used from investing activities in fiscal year 2001 was attributable to the $5.0 of cash paid for our acquisition of the InfoCharger Division of Tantau Software International, Inc. During fiscal year 2002, $4.2 million of cash was provided by investing activities, due primarily to the proceeds from sale of technology assets of $4.3 million. Capital expenditures in 2002 declined by $1.6 million from the prior year principally due to the reductions in staffing effected during fiscal year 2002, which eliminated the need for significant asset additions.

      Cash provided by financing activities was $39.3 million in fiscal year 2000, which was generated primarily from the net proceeds of $40.8 million from the issuance of common stock in our initial public offering. Cash used in financing activities was $0.4 million in fiscal year 2001 and cash provided by financing activities was $0.1 million in fiscal year 2002. The fiscal year 2001 activity includes repayment of a line of credit and equipment loan of $1.5 million, increase in restricted cash of $2.3 million and repurchase of common stock of $0.3 million, offset by proceeds from short-term borrowings of $2.0 million, proceeds from employee stock purchase plan and stock options and warrants exercised of $1.8 million. The 2002 activity primarily includes release of restricted cash of $2.1 million offset by repayment of short-term borrowings of $2.0 million.

      We had $30.2 million and $4.2 million in working capital at March 31, 2000, 2001, respectively. We had a $1.1 million working capital deficit at March 30, 2002. The decline in working capital during fiscal year 2002 and 2001 was due principally to the level of cash used in operating activities during fiscal year 2001 and 2002.

Our current significant commitments consist of non-cancelable operating leases for office facilities and equipment and minimum royalty payments for licensed technology used in our products, as noted below:

	Payments Due by Period (in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Operating leases*	$1,653	$877	$737	$20	$19
Minimum royalty payments	350	183	167	—	—

Total contractual cash obligations	$2,003	$1,060	$904	$20	$19

*	excluding sub-lease income

      As of March 30, 2002, our principal sources of liquidity consisted of cash and cash equivalents of $2.6 million. In June 2001 we entered into a one-year accounts receivable purchase agreement with a financial institution under which we can borrow up to an aggregate of $1.5 million, renewable annually. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. As of March 30, 2002, we have no borrowings pursuant to this agreement.

      While we have substantially reduced our level of operating expenses, Accrue continues to use available cash in its operations and current cash resources available are likely insufficient to fund our operations until we reach positive cash flow. We will not have sufficient cash to achieve profitability, if the trend of our current operating results continues and we are unable to achieve increases in revenue and decreases in expenses over the next two fiscal quarters absent additional measures to increase our cash balances. We are evaluating various initiatives to improve our cash position, including selling additional stock, incurring additional debt, implementing further restrictions on spending and other cash generating initiatives. However, additional financing may not be available on acceptable terms, if at all, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue’s ability to continue as a going concern and to achieve its intended business objectives. If we were able to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Any such financing will be dilutive to existing stockholders. Moreover, any such cost cutting actions could have a harmful effect on the Company’s business and results of operations.

RISK FACTORS

      You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are all the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as our financial statements and the related notes.

      Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

Risks Related To Our Financial Condition

      CONCERNS ABOUT OUR FINANCIAL VIABILITY MAY AFFECT OUR ABILITY TO CLOSE SALES TRANSACTIONS WITH CURRENT AND PROSPECTIVE CUSTOMERS.

      To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling securities. While we have substantially reduced our level of operating expenses, the Company continues to consume cash in its operations and cash resources available to the Company are insufficient to fund our operations until we reach positive cash flow. As a result, our audited financial statements carry a qualified opinion that questions our ability to remain a going concern. Customer concerns about our perceived financial viability, particularly our lack of profitability and low levels of working capital, has impacted our ability to close customer transactions. These concerns will continue and likely intensify in the foreseeable future until additional capital is obtained. Please see “Management’s Discussion and Analysis of Financial Conditions — Liquidity and Capital Resources.”

      WE HAVE INCURRED SUBSTANTIAL LOSSES AND NEGATIVE CASH FLOW DURING OUR OPERATING HISTORY, AND WE EXPECT THESE LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

      We have not achieved profitability. We incurred net losses of $21.1 million for the fiscal year ended March 31, 2000, $211.2 million for the fiscal year ended March 31, 2001 and $12.1 million for the fiscal year ended March 30, 2002. At March 30, 2002, we had an accumulated deficit of $258.2 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. If we are unable to increase our revenues from licensing, maintenance and service each quarter while reducing our expenses from their current level, we will not be able to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our historical results of operations.

      WE MAY BE REQUIRED TO SELL ADDITIONAL STOCK, WHICH COULD DEPRESS OUR COMMON STOCK PRICE, OR INCUR INDEBTEDNESS, WHICH COULD RESTRICT OUR OPERATIONS.

      We are evaluating pursuing various initiatives to improve our cash position, including selling additional stock, incurring additional debt, implementing further restrictions on spending, and other cash generating initiatives. However, additional financing may not be available on acceptable terms, if at all, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position.

      We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. However, if we were able to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. As a result, any such financing could cause our common stock price to decline. Additionally, if we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants that restrict our operations. If we cannot raise funds, if needed, on acceptable terms, it is likely that we will not be able to continue as a going concern and develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements. Please see “Management’s Discussion and Analysis of Financial Conditions — Liquidity and Capital Resources.”

      CONCERNS ABOUT OUR FINANCIAL CONDITION COULD IMPAIR OUR ABILITY TO RETAIN AND ATTRACT HIGH QUALITY EMPLOYEES IN OUR MANAGEMENT, ENGINEERING AND MARKETING DEPARTMENTS WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS

      Our success depends to a significant degree upon the continued contribution from employees in our management, engineering, sales and marketing departments. If we fail to attract and retain high quality employees, our business operations and operating revenues may be impaired. Concerns over our financial viability have resulted in some voluntary employee turnover and turnover could increase in the future. Our key employees do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The market price of our common stock has been volatile and has fluctuated significantly in the past. To the extent this volatility and fluctuation continues, equity-based compensation policies and plans, which have historically been significant in our attracting, hiring and retaining highly skilled personnel, may not be as effective as in the past.

      BECAUSE OUR MANAGEMENT TEAM HAS MANY NEW MEMBERS, THERE IS NO CERTAINTY THAT THEY WILL WORK WELL TOGETHER OR BE ABLE TO EFFECTIVELY MANAGE OUR OPERATIONS.

      We changed the majority of the senior management team during fiscal year 2002. We hired a new President and Chief Executive Officer in April 2001, a new Vice President of Marketing in May 2001, a new Vice President of Professional Services in June 2001, a new Vice President of Sales in November 2001, a new Chief Financial Officer in November 2001 and a new Chief Technology Officer in November 2001. In April, 2002 we terminated the employment of the President and Chief Executive Officer and the Vice President of Sales, and appointed our Vice President of Corporate Development and Strategy as the interim President and CEO, and promoted our Vice President of Marketing to Vice President of Sales and Marketing. In connection with the sale of certain technology assets related to the Pilot and HitList software products in May 2002, our Chief Technology Officer resigned and became an employee of the purchaser. In addition, in connection with the sale of the Pilot assets, our Vice President of Engineering may become an employee of the Purchaser at the end of a nine-month transition period. Because our management team has limited experience working together, they may not effectively manage our operations. Management ineffectiveness could disrupt our entire business operation, distract our employees and impair our ability to execute our business strategy.

      OUR COST-REDUCTION EFFORTS MAY ADVERSELY IMPACT OUR PRODUCTIVITY AND SERVICE LEVELS.

      We implemented various cost-control measures affecting all areas of our business operations during the past year, including reductions in our workforce, from 144 at March 31, 2001 to 62 at May 31, 2002. Our recent workforce reductions may hurt the morale and loyalty of our employees. Additionally, the recent reduction or elimination of cash bonuses, reductions in executive salaries, and some employee fringe benefits may reduce incentives for our employees to remain with us. We must continue to implement cost reduction measures to align our expenses with revenues and improve our overall cash position. These expense reductions will likely include additional headcount reductions and there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

      WE MAY ACQUIRE NEW BUSINESSES OR TECHNOLOGY, OR ENTER INTO BUSINESS COMBINATIONS, TO REMAIN COMPETITIVE AND GENERATE CASH. SUCH TRANSACTIONS MAY INVOLVE FINANCIAL, INTEGRATION AND TRANSACTION COMPLETION RISKS, WHICH COULD NEGATIVELY IMPACT OUR BUSINESS.

      We made four acquisitions during the fiscal years 2000 and 2001 to support the development of Accrue G2 and expansion of our business. In order to enhance our Internet analytics product offering in order to grow our revenues and market share and generate cash, we may decide to buy businesses, products and technologies that complement or augment our existing products or technologies. Acquisitions may be difficult to complete for reasons such as the cost of potential transactions, competition among prospective buyers and the need for regulatory approvals. We may not be able to complete any given acquisition. We may need to raise additional funds by selling our stock or borrowing money to finance a potential acquisition. We may not be able to secure financing on favorable terms, and the issuance of our stock may result in the dilution of our existing stockholders.

      The process of integrating an acquisition may result in unforeseen operating difficulties and expenditures, could disrupt our ongoing business, absorb significant management attention, expose us to unknown liabilities, or require additional costs for technology or personnel integration, any of which could materially harm our business. Moreover, we may fail to realize the anticipated benefits of any acquisition. During fiscal years 2001 and 2002, we incurred intangible asset and goodwill impairment charges related to prior acquisitions of $139.7 million and $1.2 million, respectively.

      WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

      Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years ended March 31, 2000, 2001 and 2002, we generated $18.9 million, $25.6 million and $14.3 million in revenue, respectively. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we forecast operating expenses based in part on future revenue projections, which may not be achieved. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our historical results of operations.

      FLUCTUATIONS IN OUR OPERATING RESULTS MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

      Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, particularly as a result of the risks we describe in this discussion of risk factors. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Market and Ability to Sell

      OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF GENERAL ECONOMIC AND MARKET CONDITIONS.

      We are subject to the effects of general global economic and market conditions. The U.S. economy is much weaker now then it has been in recent history, and may continue to be weak for the foreseeable future. These economic conditions may cause businesses to curtail or eliminate spending on information technology, cancel the purchase of Internet analytics software, or reduce or cancel orders for our products and services. These adverse impacts, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing the Company to realize lower revenues and margins. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected. See “Impact of Economic Downturn” in Management’s Discussion and Analysis of Financial Condition and Results of Operation for additional information on the impact of recent economic conditions on our business.

      WE ARE RELYING ON A NEW PRODUCT, ACCRUE G2, TO GENERATE MOST OF OUR FUTURE REVENUES, WHICH MAY NOT ACHIEVE MARKET ACCEPTANCE.

      In May 2001, we announced the commercial launch of Accrue G2, our next generation e-business analysis solution. During the balance of fiscal year 2002, we sold Accrue G2 to 14 customers. In addition, we expect to introduce new and enhanced products during fiscal year 2003.

      Accrue G2 has not received a significant degree of market acceptance and may not in the future. There are significant risks inherent in new product introductions including the possible failure to address some or all of our customer’s needs and undetected product errors or deficiencies. Product deficiencies, errors or failures and a lack of sufficient financial resources to invest in the sales and marketing of Accrue G2 will likely result in loss or delay of market acceptance. We expect that our future financial performance will depend significantly on the successful sale, implementation and market acceptance of Accrue G2 or enhanced products that may not occur on a timely basis or at all.

      Our new products are subject to significant technical risks. We may fail to introduce or deploy new products on a timely basis, or at all. In the past, we have experienced some delays in the commencement of commercial shipments of our new releases and new products. These delays caused customer dissatisfaction and delay or loss of product revenues. Some of our competitors currently offer products with features and functionality similar to those of some of our new products. In the past, we have also experienced delays in purchases of our products by customers anticipating our launch of new releases or new products. We could experience increased expenses or lost revenues if customers defer material orders in anticipation of new releases or new product introductions.

      The software products we offer are complex and may contain undetected errors or failures when first introduced, or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction. We also experienced release delays and lost revenues during the period required to correct these errors. We may discover errors in new releases or new products after the commencement of commercial shipments, despite testing by our personnel and our current and potential customers. This may result in loss of or delay in market acceptance of our products, which could seriously impair our ability to achieve profitability.

      WE FACE INTENSE COMPETITION THAT COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS NOW AND IN THE FUTURE.

      The market for Internet analytics solutions is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Competitors vary in size and in the scope and breadth of the products and services they offer. Our principal competitors today include:

•	vendors of software that target Internet customer data collection and analysis markets such as SPSS/net.Genesis Corporation, and NetIQ/ Webtrends;

•	Application Service Provider (ASP) vendors such as Coremetrics, Inc. and digiMine, Inc.;

•	providers of business intelligence or customer relationship management (CRM) tools, such as E.piphany, MicroStrategy Inc., Business Objects S.A. and Informatica Corp.;

•	custom development efforts by system integrators and in-house developers.

      We expect that if we are successful in our strategy to expand the scope of our products and services, we may encounter many additional market-specific competitors. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from traditional business intelligence and enterprise software vendors as the Internet software market continues to develop and expand. Some of these companies, as well as some other competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with current and potential customers of our’s, have extensive knowledge of our industry and are capable of offering a single-vendor solution. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products, or adopt more aggressive pricing policies to gain market share. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations.

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

      OUR VARIED SALES CYCLES MAKE IT DIFFICULT TO BUDGET AND FORECAST OUR OPERATING RESULTS.

      We have varied sales cycles because we generally need to educate potential clients regarding the use and benefits of our product applications, which has been the case with our new product, Accrue G2. The stability of our sales cycle continues to evolve as our products mature. Our sales cycles make it difficult to predict the quarter in which sales may fall and to budget and forecast operating results. In addition, a significant portion of our sales falls within the last month of a quarter, making it difficult to predict revenue until late in the quarter and to adjust expenses accordingly. Our financial condition may also adversely impact sales cycles, as we expect certain customers to spend additional time evaluating our products as well as financial viability during their purchasing process.

      OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY SMALL DELAYS IN CUSTOMER ORDERS OR PRODUCT INSTALLATIONS.

      Small delays in customer orders can cause significant variability in our license revenue and operating results for any particular period. We derive a substantial portion of our revenue from the sale of software products and related services that is recognized under the percentage of completion or completed contract method. Any delays during a quarter in orders for delivery or product installation schedules could harm operating results for that quarter.

      FAILURE TO EXPAND OUR SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD IMPACT OUR ABILITY TO ACHIEVE PROFITABILITY.

      In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently restructured our direct sales force and plan to hire additional sales personnel with an increased emphasis on building an indirect sales force. As of May 31, 2002, our sales and marketing organization consisted of 11 employees. New hires will require extensive training and typically take several months to achieve productivity. In addition, we need to expand our relationships with domestic and international channel partners, distributors, systems integrators and other partners to build our indirect sales channel, and there is no assurance that we will be successful in this endeavor.

      OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, COLLECTIONS, EXCHANGE RATE, LABOR, REGULATORY AND OTHER RISKS, WHICH COULD MATERIALLY IMPACT OUR FINANCIAL CONDITION AND ABILITY TO GROW.

      Licenses and services sold to clients located outside the United States were approximately 20% and 39% of the total revenue for the years ended March 31, 2001 and March 30, 2002, respectively. These results included revenues from the Pilot and HitList products which we sold in May 2002 and therefore are no longer available. We believe that we must expand our international sales activities for Accrue G2 in order to be successful, but cannot assure you that we will be able to do so.

      Continued expansion of international sales will require management attention and resources. We plan to enter into alliances as part of our international strategy and expect to rely extensively on these business partners to conduct operations, coordinate sales and marketing efforts, and provide software localization services. Typically, these alliances are not subject to binding agreements, have no specified performance requirements by our alliance partners, or us and may be terminated by either party at any time. Our success in international markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot be certain that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

•	difficulties in managing foreign operations;

•	potential unexpected changes in regulatory practices and tariffs

•	complex, restrictive and potentially costly labor laws and practices;

•	longer sales and collection cycles;

•	foreign currency exchange rate fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	seasonal reductions in business activity; and

•	expenses associated with localizing products for foreign countries.

      If we fail to address these risks adequately our business may be seriously harmed.

      IF WE FAIL TO SUCCESSFULLY PROMOTE OUR ACCRUE BRAND NAME OR IF WE INCUR SIGNIFICANT EXPENSES PROMOTING AND MAINTAINING OUR ACCRUE BRAND NAME, OUR BUSINESS COULD BE HARMED.

      Due in part to the emerging nature of the market for Internet analytics solutions and the substantial resources available to many of our competitors, there may be a time-limited opportunity for us to achieve and maintain a significant market share. Developing and maintaining awareness of the Accrue brand name is critical to achieving widespread acceptance of our Internet analytics solutions. Furthermore, the importance of brand recognition will increase as competition in the market for our products increases. Successfully promoting and positioning the Accrue brand will depend largely on the effectiveness of our marketing efforts and our ability to develop reliable and useful products at competitive prices. Therefore, we may need to increase our financial commitment to creating and maintaining brand awareness among potential customers, which we may be unable to do with our limited cash reserves.

Risks Related to our Products

      PRODUCT DEFECTS COULD LEAD TO LOSS OF CUSTOMERS THAT COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects, including Year 2000 errors, the occurrence of which could result in adverse publicity, loss of or delay in market acceptance, or claims by customers against us, any of which could harm our business, results of operations, and financial condition. In addition, our products and product enhancements are very complex and may from time to time contain errors or result in failures that we did not detect or anticipate when introducing our products or enhancements to the market. The computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products, including our most important product, Accrue G2, or in enhancements after the products or enhancements are delivered to customers.

      IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN E-COMMERCE TECHNOLOGY, OUR PRODUCT REVENUE COULD DECLINE.

      The market for our products is characterized by rapid technological change, frequent new product introductions, Internet related technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. We cannot be certain that we will successfully develop and market new products, new product enhancements or new products compliant with present or emerging Internet technology standards. In developing our products, we have made, and will continue to make, assumptions with respect to which standards our industry, customers and competitors will adopt, and the level of features and complexity that our customers may require. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed and our business will be seriously harmed. Similarly, if our products do not meet customer requirements for features and functionality, our business will be seriously harmed. In addition, we may be required to make significant expenditures to adapt our products to changing or emerging technologies. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. For example, two of our competitors provide Internet analytics software solutions as application service providers, but we do not offer our products in this manner. If this approach to delivery of Internet analytics software solutions was to gain broad market acceptance and we were required to develop this type of offering to remain competitive, we would need substantial additional resources to do so. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our clients. Internet analytics technology is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could harm our business, operating results and financial condition.

      ACCRUE G2, OUR MOST IMPORTANT PRODUCT, IS NOT PROTECTED BY PATENTS. IF ANOTHER PARTY WERE TO USE THIS TECHNOLOGY, OUR BUSINESS WOULD SUFFER.

      We regard substantial elements of our Internet analytics solutions as proprietary and attempt to protect them by relying on trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. However, patents do not protect Accrue G2, our most important product. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could have a material adverse effect on our business. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property or design around patents issued to us.

      OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US THAT COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

      THE MARKET PRICE FOR OUR COMMON STOCK, LIKE OTHER TECHNOLOGY STOCKS, HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

      The stock markets have, in general, and with respect to Internet companies in particular, recently experienced extreme stock price and volume volatility, resulting in significant decreases in companies’ stock prices. The decreases in stock prices for many companies in the technology and emerging growth sector have often been unrelated to the operating performance of these companies in many cases. Fluctuations such as these have at times affected the market price of our common stock. Our common stock is trading at a level significantly below its historic levels, and there can be no assurance that our stock price will increase significantly in the foreseeable future. In addition, if we fail to address any of the risks described in this section, the market price for our common stock, and consequently, the value of your investment, could decline further. In addition, securities class action claims have been brought against companies in the past where volatility in the market price of that Company’s securities has taken place. This kind of litigation could be very costly and divert our management’s attention and resources, and any adverse determination in this litigation could also subject us to significant liabilities, any or all of which could seriously harm our business and the value of your investment.

      THE FAILURE TO RETAIN AND ATTRACT KEY TECHNICAL PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT.

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

Risks Related to our Securities Market and Ownership of our Common Stock

      IF WE ARE UNABLE TO COMPLY WITH NASDAQ’S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

      Since March 6, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. In order to avoid delisting from Nasdaq entirely, we voluntarily applied to Nasdaq to have our listing transferred to the SmallCap Market. On May 13, 2002 our application was approved to transfer the listing of our common stock to the Nasdaq SmallCap Market. The SmallCap Market also requires compliance with a minimum bid price of $1.00 per share for at least 10 consecutive days. We must be in compliance with this requirement by August 13, 2002. Should our common stock fail to meet the minimum bid price requirement prior to that date, in order to regain compliance, we will take all reasonable measures to regain compliance, including possibly effecting one or more of the reverse stock split proposals approved by our stockholders at our last annual meeting, which may be implemented by us at any time prior to September 21, 2002.

      Nasdaq also currently requires that an issuer have shareholders’ equity of at least $2.5 million to maintain listing on the National SmallCap Market. As of March 30, 2002, the company had stockholders’ equity of $5.6 million. Incurring additional operating losses without a substantial increase in revenues or an infusion of additional capital to offset such losses could result in the company’s stockholders’ equity falling below the level required for continued listing as a National Market security.

      There can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the Nasdaq SmallCap Market, including the minimum bid price requirement and minimum tangible assets or stockholders’ equity requirements, either by effecting one or more reverse stock splits or by other means. If we are unable to meet Nasdaq’s requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

      SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

      Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of May 31, 2001, we had 30,074,620 shares of common stock outstanding.

      4,485,000 shares of our common stock, including the underwriter’s option to purchase additional shares, which was exercised in full, were registered in connection with the initial public offering of our common stock. Of the 3,225,261 shares of our common stock issued to the stockholders of Marketwave Corporation in connection with our acquisition of that Company, 1,088,309 shares are registered on a registration statement on Form S-3 declared effective on December 14, 2000. 1,666,667 shares of our common stock were issued to Tantau Software, Inc. in connection with our purchase of certain assets from Tantau and its wholly owned subsidiary, Tantau Software International, Inc., and registered pursuant to a registration statement on Form S-3/A declared effective by the Securities and Exchange Commission on December 14, 2000. 974,273 shares of our common stock were issued to Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc., and registered pursuant to a registration statement on Form S-3 declared effective by the Securities and Exchange Commission on December 14, 2000. The foregoing shares issued to the Marketwave, Tantau and Aviator shareholders, may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our “affiliates” as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 21,989,409 shares of common stock outstanding are “restricted securities” as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 16,972,731 shares of our common stock under our existing stock option and employee stock purchase plans.

      THE EFFECTS OF ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND IN DELAWARE LAW COULD PREVENT A CHANGE IN CONTROL OF ACCRUE WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

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

      BECAUSE ACCRUE’S OFFICERS AND DIRECTORS OWN APPROXIMATELY 14% OF THE OUTSTANDING COMMON STOCK, YOU AND OTHER INVESTORS WILL HAVE MINIMAL INFLUENCE ON STOCKHOLDER DECISIONS.

      As of May 31, 2002, our officers and directors beneficially owned approximately 14% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions that you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another Company or person from acquiring or merging with us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

      We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

      Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at March 31, 2000, March 31, 2001 and March 30, 2002, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Foreign Currency Risk

      Although we have foreign sales offices in Europe and Canada, to date our exposure to foreign currency rate fluctuations has not been significant. Sales in the Americas are transacted in U.S. dollars, and sales in Europe have generally been transacted in local currencies. Operating expenses of foreign offices are funded from collections in local currencies and, from time to time, in intercompany loans made in U.S. dollars. The Company’s foreign currency risks are mitigated principally by maintaining only minimal foreign currency balances. However, if we increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

      To date, we do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

Item 8.	Financial Statements and Supplementary Data

		Page
		Number

1.	Index to Consolidated Financial Statements
	The following Consolidated Financial Statements are filed as part of this Report.
	Independent Auditors’ Report	68
	Consolidated Balance Sheets as of March 31, 2001 and March 30, 2002	69
	Consolidated Statement of Operations for the fiscal years ended March 31, 2000, March 31, 2001 and March 30, 2002	70
	Consolidated Statement of Stockholders’ Equity for the fiscal years ended March 31, 2000, March 31, 2001 and March 30, 2002	71
	Consolidated Statement of Cash Flows for the fiscal years ended March 31, 2000, March 31, 2001 and March 30, 2002	72
	Notes to Consolidated Financial Statements	73
2.	Index to Supplemental Financial Information
	The supplementary financial information required by this Item is included in the section of this report captioned “Management’s Discussion and Analysis of Operating Results” under the heading “Selected Consolidated Quarterly Operating Results.”	25
3.	Index to Financial Statement Schedule
	The following financial statement schedule of Accrue Software, Inc. for the years ended March 31, 2000 and 2001 and March 30, 2002 is filed as apart of this report and should be read in conjunction with the Consolidated Financial Statements of Accrue Software Inc.
	Schedule II — Valuation and Qualifying Accounts for the fiscal years ended March 31,2000, March 31, 2001 and March 30, 2002	93
	Schedules other than that listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Our directors and executive officers and their ages at March 30, 2002 are as follows:

Name	Age	Position

Jeffrey S. Walker(3)	51	President, Chief Executive Officer and Director
Jonathan D. Becher(3)	37	Senior Vice President of Corporate Development and Strategy
Gregory S. Carson	47	Chief Financial Officer
John D’Albis	43	Chief Technology Officer
Richard D’Angelo(3)	52	Vice President Sales
P.K. Karnik	46	Vice President of Worldwide Client Services
Tom Lefort	52	Vice President of Product Development
Denise Senter-Loyola(3)	36	Vice President of Marketing
Yorgen Edholm(1)	47	Director
David Folkman(1)	67	Director
Max D. Hopper(2)	67	Director
Zev Laderman(1)	41	Director
Jonathan Nelson	34	Director
Robert Smelick(2)	60	Chairman of the Board of Directors

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	During April 2002, Mr. Walker’s and Mr. D’Angelo’s employment were terminated, and Mr. Walker resigned as a Director. Mr. Becher was appointed as Interim President and Chief Executive Officer, and Ms. Senter-Loyola was appointed Vice President of Sales and Marketing. Mr. Bruce Armstrong joined the board, and was appointed a member of the Compensation committee.

      Jeffrey S. Walker, President and Chief Executive Officer, joined Accrue and became President, Chief Executive Officer and a director in April 2001 and resigned effective April 17, 2002. Prior to joining Accrue, from January 2000 to February 2001, Mr. Walker was Chief Executive Officer of ICplanet, an Internet technology company providing recruiting tools for businesses. Prior to his tenure at ICplanet, from August 1998 to December 1999, Mr. Walker was Vice President and Managing Director of Computer Sciences Corporation’s (CSC) consulting group where he focused on e-business strategies for startups and corporate clients. Mr. Walker also served as President of Planmetrics, a consulting firm focused on growth and marketing strategies for the energy industry, from March 1997 to August 1998. Prior to that, he was Vice President of CSC Index, a management consulting firm, from April 1992 to March 1997. Mr. Walker holds a B.A. degree from University of Oregon. Currently, Mr. Walker serves on the advisory Board for Chevron’s Gulf Lubricants Company.

      Jonathan Becher, Senior Vice President of Corporate Development and Strategy, joined Accrue in January 2000 with Accrue’s acquisition of NeoVista Software. Effective April 18, 2002 he replaced Jeffrey Walker as Interim President and Chief Executive Officer. Mr. Becher was Neovista’s Chief Technology Officer from March 1996 to January 2000 also served as President and Chief Executive Officer from July 1999 to January 2000. From March 1995 to March 1996, he served as Director of Applications at MasPar Computer Corporation, a producer of parallel computing products. Mr. Becher holds a B.S. degree in

Computer Engineering from University of Virginia and an M.S. degree in Computer Science from Duke University.

      Gregory S. Carson, Chief Financial Officer, joined Accrue in November 2001. Prior to joining Accrue, from October 1997 to October 2001, Mr. Carson served as Chief Financial Officer for Business Engine Software, a provider of project, resource and financial management software. From February 1995 to December 1996, he served as Chief Financial Officer of The Morgan Health Group, a physician practice management company. From September 1993 to August 1994, he was Chief Financial Officer of SofNet, Inc., a provider of fax software. From June 1991 to January 1993, he was Chief Financial Officer of Zsoft, a PC graphics software company. From 1988 to 1991, he held financial management and business planning positions at GTE Interactive Services, which had acquired Choice Computer Systems in April 1988. From June of 1985 to April of 1988, he was Chief Financial Officer of Choice Computer Systems, a provider of communications polling and retail management application software. Previously, from 1980-1985, he held a variety of financial management, and business planning positions at Sun Life Group (now Sun America, Inc.), and was with Deloitte Haskins and Sells during 1979-1980. Mr. Carson holds an M.B.A. degree from the University of Chicago and a B.B.A. degree from the University of Georgia, and is a Certified Public Accountant.

      John D’Albis, Chief Technology Officer, joined Accrue in September 2000 as a result of Accrue’s acquisition of Pilot Software, and resigned effective May 30, 2002. From January 1985 to September, 2000 Mr. D’Albis held management positions in research and development, and engineering, and was most recently Pilot’s Chief Technical Officer responsible for Pilot’s global development effort with teams in Cambridge, Massachusetts, Moscow, Russia, Madras, India and Stafford, U.K. From 1982 to December 1984, Mr. D’Albis was a Model 204 database engineer with Computer Corporation of America. Mr. D’Albis holds a B.A. in chemistry from Dartmouth College.

      Richard D’Angelo, Vice President of Sales, joined Accrue in November 2001 and terminated effective April 18, 2002. Prior to joining Accrue, he was Vice President, Worldwide Field Operations for Moai Technologies. From 1998 to 2001 he served as Vice President, Worldwide Sales for Entegrity Solutions. He was the Vice President, Worldwide Sales, for Atalla Corporation, (a Compaq Company) from 1996 to 1998. He was the Vice President, Indirect Channels and Solutions Sales, at Pyramid Technology Corporation from 1994 to 1996. Mr. D’Angelo also served as Director of Western Region for MasPar Computer Corporation from 1993-1994; General Manager, Western Operations, Sequent Computer Systems from 1990-1993; Director, Eastern Region, Sequent Computer Systems, from 1989-1990; and he held various sales management positions at Hewlett Packard Company during 1976-1989. Mr. D’Angelo holds an MBA degree and Bachelor of Science degree in Business Administration from Northeastern University, Boston, MA.

      Prashant K. Karnik, Vice President of Worldwide Client Services, joined Accrue Software in June 2001. Prior to joining Accrue, Mr. Karnik was Vice President of Global Professional Services at Aspect Communications, a Customer Relationship Management solution provider from October 1999 to June 2001. Prior to Aspect, he founded Aptia, Inc., an e-commerce-focused Application Service Provider and professional services company, and served as vice president of marketing and business development from November 1996 to October 1999. From April 1986 to November 1996 Mr. Karnik held a variety of senior management positions within Hewlett Packard’s worldwide services organization. Mr. Karnik holds an M.B.A. from New Hampshire College and an M.S. in industrial engineering from Rutgers University. He received his B.S. in mechanical engineering from S.G. University, India.

      Tom Lefort, Vice President of Product Development, joined Accrue in September 2000 as a result of Accrue’s acquisition of Pilot Software. Prior to joining Accrue, from April 1988 to September 2000, Mr. Lefort held various management positions in field consulting, applications development and product development at Pilot Software, Inc. From January 1979 to April 1988, he was Manager of New Systems Development at Wyman-Gordon Company, a provider of precision forgings. Mr. Lefort holds a Bachelor’s degree in Business and an AAS in Civil Engineering from Erie County Tech. He is also a graduate of Worcester Polytech’s School of Industrial Management.

      Denise Senter-Loyola, Vice President of Marketing and Sales joined Accrue in July 2001. Prior to joining Accrue, she was Vice President of Marketing at Indus International, an enterprise asset management software provider, from January 2000 to September 2000. From November 1993 to January 2000, she worked at Computer Sciences Corporation, most recently as a partner in CSC’s Strategic Services Consulting Group. She was an independent business consultant, working on marketing strategy for a variety of clients, from April 1989 to October 1993. From June 1983 to March 1989 she held various marketing management positions in the Financial Services and Retail/ Commercial Services Divisions with EDS. Ms. Senter-Loyola holds a B.S. in Applied Economics from the University of San Francisco.

      Yorgen Edholm has served as a director of Accrue since April 2001. Mr. Edholm is currently the Chief Executive Officer of DecisionPoint Applications. From 1989 to January 2001, Mr. Edholm was the President, Chief Executive Officer and co-founder of Brio Technology, a provider of business intelligence software solutions. Prior to Brio Technology, from 1985 to 1989, Mr. Edholm was a consultant working for companies such as PepsiCo, Procter & Gamble, General Mills, Kraft Foods and Mobil Chemical. Mr. Edholm also worked for Arthur Young & Company, where he co-founded the company’s Decision Support Practice. Mr. Edholm holds an M.S. degree in Engineering Physics from the Royal Institute of Technology, Stockholm and an MBA from the Stockholm School of Economics.

      David Folkman has served as a director of Accrue since December 1999. Mr. Folkman currently serves as Chief Executive Officer, President and a director of On-Site Dental Care, Inc., a private early stage company and since January 1991 he also has served as a principal and director of Regent Pacific Management Corp., a consulting firm whose engagements primarily comprise management and advisory services for a wide range of businesses as well as consumer product firms. During his tenure at Regent Pacific Management, Mr. Folkman devoted one year, from April 1998 to April 1999, as president of Natural Wonders, Inc., a chain of stores in the nature and science gift niche, which subsequently filed a petition for reorganization under Chapter 11 in December 2000. In addition, he served from February 1993 to July 1995, as Chief Executive Officer and President of Esprit de Corp, an apparel manufacturer, wholesaler and retailer. Previously, from April 1987 to December 1990, Mr. Folkman was a general partner of U.S. Venture Partners, managing a venture fund with investments in technology, biomedical and retail start-ups, and from April 1982 to April 1987, he served as Chief Executive Officer and President of The Emporium, a division of Carter Hawley Hale Stores, Inc. (now owned by Federated Department Stores, Inc.). Mr. Folkman also currently serves as a director of Shoe Pavilion, Inc. Mr. Folkman holds an B.A. degree in Social Relations from Harvard College and an M.B.A. from Harvard Business School.

      Max D. Hopper has served as a director of Accrue since March 1999. Mr. Hopper has been the Chief Executive Officer of Max D. Hopper Associates, Inc., an Information Services management consulting firm, since January 1995. From 1985 to January 1995, he served in various positions at American Airlines, a subsidiary of AMR Corporation, most recently as Senior Vice President, Information Systems and Chairman of the SABRE Group, a provider of information technology services to the travel and transportation industry. Mr. Hopper is also a director of Gartner Group, Inc., a provider of information technology research and recommendations, Metrocall, Inc., a provider of local and regional paging service, and United Stationers, Inc., a wholesaler of office supplies and equipment. Mr. Hopper received a B.S. degree in Mathematics from University of Houston.

      Zev Laderman has served as a director of Accrue since May 2001. Mr. Laderman was the President and Chief Executive Officer of VerticalNet Solutions until June 2001. Prior to VerticalNet, from August 1999 to September 2000, Mr. Laderman served as Chief Executive Officer for Tradeum, a commerce software provider for business-to-business digital marketplaces that was acquired by VerticalNet in March 2000. From August 1998 to June 1999, Mr. Laderman served as Executive Vice President of Global Sales at RTS Software. Mr. Laderman also served many executive roles at Oracle Corporation from March 1995 to August 1998, most recently as Vice President of Oracle’s Industrial Sector of Global Business Unit. Mr. Laderman holds an LLB degree in Law from Hebrew University, an LLM degree in Law from Bar-Ilan University in addition to an MBA from Stanford University’s Graduate School of Business.

      Jonathan Nelson served as a director of Accrue from its inception in February 1996 to late 1999, and was re-appointed as a member of the board in January 2001. Mr. Nelson has served as the Board Chairman of Organic, Inc., an online business builder, since November 1993, and also served as its Chief Executive Officer from November 1993 to December 2000. He also served as Accrue’s President and Chief Executive Officer from February 1996 until May 1996. Mr. Nelson received a B.A. degree in History and Art History from Allegheny College.

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

      Bruce Armstrong joined the Accrue Board on April 17, 2002 to fill the vacancy created by Jeffrey Walker’s resignation from the Board. From April 2000 to February 2002 Mr. Armstrong was Vice President of Operations at Internet Capital Group. Prior to joining ICG, from October 1999 to February 2000, he was President and CEO of CMPnet, a provider of web-based applications and services for technology buyers and channel resellers formed out of the Internet properties of CMP Media. From November 1996 to April 1999 he was Senior Vice President of Sales and Marketing at Broadbase Software. From August 1995 to November 1996 he was Vice President and General Manager of the Server Products group at Sybase. He has also served as the Vice President of the Enterprise Solutions Group at NCR and during 1985 to 1992 served in a variety of positions at Teradata. Mr. Armstrong has a Bachelor’s Degree in Computer Science from the University of California at Berkeley.

Section 16(a) Beneficial Ownership Reporting Compliance

      The members of the board of directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their 2002 transactions in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2002, we believe that the executive officers and the board members complied with all their reporting requirements under Section 16(a) for 2002.

Item 11. Executive Compensation

      The following table sets forth compensation awarded to, earned by, or paid to each individual who served (1) as chief executive officer of Accrue for the fiscal year ended March 30, 2002 and (2) each of the four most highly compensated individuals who were serving as executive officers of the Company on March 30, 2002 whose salary and bonus exceeded $100,000 and (3) additional individuals who would have qualified under clause (2), but for the fact that the individual was not serving as an executive officer of Accrue at the end of 2002. The listed individuals are referred to in this report as the Named Officers.

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
						Awards/Stock Options

		Annual Compensation		Other	Restricted	Securities
	Fiscal			Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation	Award(s) ($)	Options (#)	Compensation ($)

Jeffrey Walker(1)	2002	$338,786	—	—	—	900,000	—
President and Chief Executive Officer
Jonathan Becher(2)	2002	$207,374	—	—	—	(144,690)	—
Vice President Strategy and	2001	$204,794	—	—	—	150,000	—
and Corporate Development	2000	$57,948	—	—	—	94,690	—
Tom Lefort(3)	2002	$207,782	—	—	—	(110,000)	—
Vice President Development	2001	$94,391	—	—	—	212,000	—
John D’Albis(4)	2002	$185,156	—	—	—	(110,000)	—
Chief Technical Officer	2001	$90,144	—	—	—	212,000	—
Prashant K. Karnik(5)	2002	$166,847	$13,198	—	—	150,000	—
Vice President Professional Services
Denise Senter-Loyola(6)	2002	$163,476	—	—	—	125,000	—
Vice President-Sales and Marketing
Greg Carson(7)	2002	$86,424	—	—	—	280,000	—
Chief Financial Officer
Richard D’Angelo(8)	2002	$78,460	$25,000	—	—	250,000	—
Vice President Sales
Gregory Walker(9)	2002	$74,562	$50,000			—
Former CEO	2001	$200,233	—	—	—	—	—
	2000	$155,000	—			260,000

(1)	Jeffrey Walker became President and Chief Executive Officer in April 2001. Mr. Walker’s compensation included a base salary of $350,000 and an annual bonus of up to $150,000 per annum. His salary for fiscal year 2002 reflects the impact of a 5% salary reduction for 3 months during fiscal year 2002. No bonus was earned for the fiscal year ended March 31, 2002. Mr. Walker’s employment was terminated in April 2002. Under the terms of his severance agreement, Mr. Walker will receive severance payments equal to six month’s salary, or $175,000, and the Company will pay his post-employment benefit costs for a period of six months. These payments will be made in fiscal 2003. The Company has retained Mr. Walker as a consultant for the period April 19, 2002 through October 19, 2002.

(2)	Jonathan Becher joined the Company as Vice President of Product Strategy in January 2000 in connection with our acquisition of NeoVista, and was promoted to Senior Vice President of Corporate Development and Strategy in March 2001. In March 2002, Mr. Becher tendered options covering 144,690 shares in connection with the company’s stock option exchange program. During April 2002, Mr. Becher was appointed Interim President and Chief Executive Officer. The Company reduced his base salary by 10% as a part of an expense reduction program in April 2002.

(3)	Tom Lefort joined the Company as Vice President of Development in September 2000 in connection with our acquisition of Pilot. On an annual basis, his salary for fiscal year 2001 would have been $190,000. In March 2002, Mr. Lefort tendered options covering 110,000 shares in connection with the company’s stock option exchange program. During April 2002, the Company reduced his base salary by 10% as a part of an expense reduction program.

(4)	John D’Albis joined the Company as Vice President of Development in September 2000 in connection with our acquisition of Pilot and was promoted to Chief Technical Officer in November 2001. On an annual basis, his salary for fiscal year 2001 would have been $173,000. In March 2002, Mr. D’Albis tendered options covering 110,000 shares in connection with the Company’s Stock Option exchange program. During April 2002, the Company reduced his base salary by 10% as a part of an expense reduction program. During May 2002, Mr. D’Albis joined Pilot Software Acquisition Corp. in connection with the Company’s sale of assets to Pilot Software Acquisition Corp.

(5)	Prashant K. Karnik became Vice President of Professional Services in June 2001. On an annual basis, Mr. Karnik’s salary for the fiscal year ended March 30, 2002 would have been $210,000. Mr. Karnik also has an incentive bonus plan totaling 30% of base salary at 100% achievement. During April 2002, the Company reduced his base salary by 10% as a part of an expense reduction program.

(6)	Denise Senter-Loyola became Vice President of Marketing in June 2001 and was promoted to Vice President of Sales and Marketing in April 2002. On an annual basis, Ms. Senter-Loyola’s salary for the fiscal year ended March 30, 2002 would have been $185,000. Ms. Senter-Loyola also has an incentive bonus plan totaling 10% of base salary at 100% achievement. No bonus was earned during fiscal year 2002. During April 2002, the Company reduced her base salary by 10% as a part of an expense reduction program.

(7)	Gregory Carson became Chief Financial Officer in November 2001. On an annual basis, Mr. Carson’s salary for the fiscal year ended March 30, 2002 would have been $225,000. Mr. Carson also has an incentive bonus plan totaling 30% of base salary at 100% achievement. No bonus was earned during fiscal year 2002. During April 2002, the Company reduced his base salary by 10% as a part of an expense reduction program.

(8)	Richard D’Angelo became Vice President of Sales in November 2001. On an annual basis, Mr. D’Angelo’s salary for the fiscal year ended March 30, 2002 would have been $200,000. Mr. D’Angelo also had an incentive bonus plan totaling $150,000 at 100% achievement. One third of the bonus was guaranteed, and payable during the first four months of employment. During April 2002, Mr. D’Angelo’s employment with the Company terminated.

(9)	Greg Walker served as Chief Financial Officer of the Company from April 1999 to April 2001. In addition to those duties, he served as interim Chief Executive Officer from January 15, 2001 to April 2, 2001. Mr. Walker resigned from the Company on April, 30, 2001, but thereafter provided consulting services to the Company under an agreement that expired on October 31, 2001.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      The following table provides certain information with respect to stock options granted to the Named Officers in the last fiscal year. In addition, as required by Securities and Exchange Commission rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term.

		Individual Grants(1)			Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of Stock
	Number of	Total Options			Price Appreciation for
	Securities	Granted to	Exercise or		Option Term (2)
	Underlying Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year(3)	($/Share)(4)	Date	5%	10%

Jeffrey Walker(5)	900,000	36.6%	$0.2188	4/2/2011	123,842	313,840
Prashant K. Karnik(6)	150,000	6.1%	$0.64	6/2/2011	60,374	152,999
Denise Senter-Loyola(7)	125,000	5.1%	$0.64	6/28/2011	50,312	127,499
Richard D’Angelo(8)	250,000	10.2%	$0.39	11/2/2011	61,317	155,390
Gregory Carson(9)	280,000	11.4%	$0.39	11/2/2011	68,675	174,037

(1)	No stock appreciation rights were granted to the Named Officers in the last fiscal year. Options generally vest either 25% after the first year of service and ratably each month over the remaining 36-month period, or monthly over 48 months, 36 months or 24 months. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment. In the event of certain change-in-control transactions, options held by officers of the Company who are terminated without cause within three months thereafter will be exercisable to the extent of the number of shares that would otherwise vest if such officers remained employed by the Company or its successors for one year after the effective date of the transaction. No options were granted to Messrs. Becher, Lefort, D’Albis or Greg Walker during fiscal year 2002.

(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share for the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

(3)	The Company granted stock options representing 2,459,625 shares to employees in the last fiscal year.

(4)	The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise.

(5)	Mr. Walker’s options vest at the rate of 2.78% of the shares monthly, except that Mr. Walker’s outstanding options will cease vesting on October 19, 2002 or earlier if Mr. Walker ceases to be engaged as a consultant to the Company. In the event that Mr. Walker’s employment is terminated without cause and in connection with a change of control of the Company, up to 100% of the remaining unvested shares will vest. If he is terminated without cause not in connection with a change of control, his options will continue to vest for an additional six months.

(6)	Mr. Karnik’s options vest at the rate of 33% of the shares after one year from commencement of employment, and 2.78% of the shares monthly thereafter. In the event Mr. Karnik’s employment is terminated without cause as a result of a change in control, 25% of the unvested shares will vest.

(7)	Ms. Senter-Loyola’s options vest at the rate of 33% of the shares after one year from commencement of employment, and 2.78% of the shares monthly thereafter. In the event Ms. Senter-Loyola’s employment is terminated without cause as a result of a change in control, 25% of the unvested shares will vest.

(8)	Mr. D’Angelo’s options vest at the rate of 33% of the shares after one year from commencement of employment, and 2.78% of the shares monthly thereafter. Mr. D’Angelo’s employment terminated within one year of employment, so no options vested.

(9)	Mr. Carson’s options vest at the rate of 33% of the shares after one year from commencement of employment, and 2.78% of the shares monthly thereafter. In the event Mr. Carson’s employment is terminated without cause as a result of a change in control, 100,000 of the unvested shares will vest, plus 50% of any remaining unvested shares will vest.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table provides summary information concerning the shares of Common Stock acquired in the year ended March 30, 2002, the value realized upon exercise of stock options during the fiscal year ended March 30, 2002, and the number and value of unexercised options with respect to each of the Named Officers as of March 30, 2002. The value of unexercised options was calculated by determining the difference between the fair market value of the underlying Common Stock on March 30, 2002 and the exercise price.

			Number of Securities
			Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares Acquired	Value Realized	March 30, 2002		March 30,2002
Name	on Exercise (#)	($)(3)	(Exercisable/Unexercisable)(1)		($) (Exercisable/Unexercisable(2)

Jeffrey Walker	—	—	275,000/	625,000	$71,830/	$162,250
Jonathan Becher	—	—	36,250/	63,750	—/	—
Tom Lefort	—	—	40,416/	61,584	—/	—
John D’Albis	—	—	40,416/	61,584	—/	—
Prashant K. Karnik	—	—	0/	150,000	—/	—
Denise Senter-Loyola	—	—	0/	125,000	—/	—
Richard D’Angelo	—	—	0/	250,000	—/	$22,500
Gregory Carson	—	—	0/	280,000	—/	$25,200

(1)	No stock appreciation rights (SARs) were outstanding during the fiscal year ended March 31, 2000. Mr. Greg Walker had no options outstanding as of March 30, 2002.

(2)	Based on $0.48 per share, the closing price of the Company’s Common Stock on The Nasdaq Stock Market on the last day of trading before the fiscal year’s end, March 28, 2002, less the exercise price of the options.

(3)	Value realized is calculated based on the closing price of the Company’s Common Stock as reported on The Nasdaq Stock Market on the date of exercise minus the exercise price of the option and does not necessarily indicate that the optionee sold such stock.

DIRECTOR COMPENSATION

      The Company has agreed to pay Bruce Armstrong a cash performance bonus in an amount determined by the Board of Directors in its sole discretion upon satisfactory fulfillment of his duties as a member of the Board of Directors no later than December 31, 2002. Such cash performance bonus is in addition to an option to purchase 300,000 shares of the Company’s common stock which vest monthly over two years, subject to acceleration of vesting upon achievement of certain short-term performance objectives, as determined by the Board of Directors. We currently do not compensate any other non-employee member of the Board of Directors. Directors who are also our employees do not receive additional compensation for serving as directors.

      Non-employee directors are eligible to receive discretionary option grants and stock issuances under the 1999 Director’s Option Plan. In addition, under the 1999 Director’s Option Plan, each new non-employee director will receive 50,000 options on the date the person becomes an outside director.

      In connection with the option exchange program implemented in March 2002, the following directors tendered options for cancellation, and re-grant no sooner than six months and one day from the date of cancellation:

Name	Option Price	Number of Shares

David Folkman	$4.14	3,309
David Folkman	$21.31	5,000
David Folkman	$50.81	50,000
Max Hopper	$21.31	5,000
Robert Smelick	$21.31	5,000

Total		68,309

EMPLOYMENT ARRANGEMENTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

Jeffrey Walker Agreements

      Pursuant to an offer letter dated March 8, 2001, the Company engaged Jeffrey Walker to serve as its new Chief Executive Officer and as a Director starting on April 2, 2001. In addition to salary and standard employee benefits, Mr. Walker’s offer included the grant of an incentive stock option exercisable for 900,000 shares of Accrue common stock at a purchase price of $0.2188 per share, which option vests over 36 months and is immediately exercisable. The option is subject to acceleration of vesting with respect to  1/3rd of the shares subject to the option if Mr. Walker is terminated without cause during the first twelve months of his employment with Accrue as the result of a change of control in connection with a merger or sale of Accrue. If Mr. Walker is terminated without cause after the first twelve months of his employment with Accrue as the result of a change of control, he will receive 100% vesting of all shares subject to the option. Additionally, if Mr. Walker is terminated without cause, his salary, benefits and stock option vesting will continue for six months beyond his date of termination or until the first anniversary of his date of hire, whichever is later. The Company agreed to grant Mr. Walker a full recourse loan for $196,920 to enable him to early exercise the option. At March 30, 2002, no money had been loaned to Mr. Walker.

      On May 1, 2002, the Company and Jeffrey Walker entered into a Separation Agreement and Mutual Release in connection with the termination of Mr. Walker’s employment as Accrue’s President and Chief Executive Officer, effective April 17, 2002. Pursuant to this Agreement, Mr. Walker will receive severance payments equal to his regular base salary (less applicable tax withholding) for six months following his termination. The Company has also retained Mr. Walker as a consultant for the period from April 19, 2002 through October 19, 2002 (the Consulting Period) during which time the Company has agreed to pay Mr. Walker’s COBRA and other insurance premiums. Mr. Walker’s outstanding stock options for a total of 900,000 shares of the Company’s common stock will continue to vest until the end of the Consulting Period.

Greg Walker Agreement

      On June 12, 2001, the Company and Greg Walker entered into a Separation Agreement and Mutual Release in connection with the termination of Mr. Walker’s employment as Accrue’s Vice President of Finance and Chief Financial Officer effective April 30, 2001. Pursuant to this Agreement, Mr. Walker was paid a lump sum bonus of $50,000 and received severance payments equal to his regular base salary (less applicable tax withholding) for six months following his termination. The Company also retained Mr. Walker as a consultant for the period from May 1, 2001 through October 31, 2001 (the Consulting Period) during which time the Company agreed to pay Mr. Walker’s COBRA premiums. Mr. Walker’s outstanding stock options for a total of 290,000 shares of the Company’s common stock continued to vest until the end of the Consulting Period.

Richard D’Angelo Agreement

      The Company and Richard D’Angelo entered into a General Release, effective April 18, 2002, in connection with the termination of Mr. D’Angelo’s employment with the Company. Pursuant to this Agreement, Mr. D’Angelo will receive severance payments equal to his regular base salary (less tax withholdings) for two weeks following his termination.

Bruce Armstrong Agreement

      On April 17, 2002, the Company and Bruce Armstrong entered into an agreement defining the terms of Mr. Armstrong’s appointment as a member of the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Armstrong will receive a nonqualified stock option to purchase 300,000 shares of the Company’s Common Stock that will vest monthly over two years, subject to acceleration of vesting upon achievement of certain short-term performance objectives, as determined by the Board of Directors. In addition, the company agreed to pay Mr. Armstrong a cash performance bonus in an amount determined by the Board of Directors in its sole discretion upon satisfactory fulfillment of his duties as a member of the Board of Directors no later than December 31, 2002.

Acceleration of Vesting

      Other than as specifically set forth herein, options granted to employees and officers under Accrue’s 1996 Stock Plan and options granted to directors under Accrue’s 1999 Directors Stock Option Plan are subject to acceleration of vesting upon a change of control in connection with a merger or sale of Accrue with respect to 25% of the shares subject to the option grant if the option holder is terminated without cause within three months after the change of control.

Compensation Committee Interlocks and Insider Participation

      The members of the compensation committee of Accrue’s board during the fiscal year ended March 30, 2002 were Messrs. Hopper and Smelick. Neither Mr. Hopper nor Mr. Smelick has at any time been an officer or employee of Accrue. No member of the committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. During May 2002, Mr. Armstrong was appointed to the Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The following is the report of the Compensation Committee of the Board of Directors describing the compensation policies, and the rationale therefore, with respect to the compensation paid to the Company’s executive officers for the fiscal year ended March 30, 2002.

Purpose of the Compensation Committee

      The Compensation Committee of the Board of Directors (the “Committee”) is responsible for determining compensation levels for the executive officers for each fiscal year based on a consistent set of policies and procedures. The Committee reviews and approves all executive target compensation (base and bonus) and the plan by which bonus in excess of target may be paid to executive officers. In the case of the Company’s President and Chief Executive Officer, principal sales executive and certain other members of senior management, the Committee formulates an individual bonus plan based primarily upon accepted orders for the Company’s products and services and revenues.

Committee Structure

      During the fiscal year ended March 30, 2002 (“Fiscal 2002”) the Committee was made up of two independent, non-employee members of the Board of Directors: Max D. Hopper and Robert Smelick.

Objectives of the Compensation Plan

      The objectives of the compensation program as established by the Committee are: (1) to provide a means for the Company to attract and retain high-quality executives; (2) to tie executive compensation directly to the Company’s business and performance objectives; and (3) to reward outstanding individual performance that contributes to the long-term success of the Company.

Elements of Compensation

      Each executive officer’s compensation package is comprised of three elements: (1) base compensation, which reflects individual performance and is designed primarily to be competitive with salary levels in a comparative group; (2) variable or bonus compensation payable based on the achievement of financial performance goals and individual performance; and (3) long-term stock-based incentive compensation, which rewards Company growth and increased stockholder value.

      Base Compensation. The base compensation for each executive officer is determined based on consideration of the following factors: (1) salary levels for comparable positions in software and related companies similar in size and business that compete with Accrue in the recruitment and retention of senior personnel; (2) each executive’s past performance relative to corporate, business group (if applicable) and individual objectives; (3) each executive’s responsibility level and objectives for the subsequent year; and (4) compensation relative to other executives in the Company.

      Some of the companies the Committee surveyed as part of the peer group for comparative compensation purposes are included in the Nasdaq Computer and Data Processing Index, which the Company has selected as the industry index for purposes of the stock price performance graph that appears later in this Annual Report on Form 10-K. However, this index also includes a significant number of companies that are of greater size than the Company, participate in different industries than the Company or are located in different regions from the Company, and use of index companies alone would have incorrectly affected compensation comparisons. In selecting companies for compensation comparison purposes, the Committee selected companies that actually compete with the Company in seeking executive talent. Consequently, some companies included in the compensation comparison survey are not necessarily included in the Nasdaq Computer and Data Processing Index.

      The Company believes that the total cash compensation for the executive officers of the Company for Fiscal 2002 was competitive with the total cash compensation for executive officers at companies with which the Company competes for executives.

      Variable Compensation. The Company’s Fiscal 2002 bonus plan approved by the Committee set forth (1) the size of the aggregate bonus pool for all non-commissionable employees and executive officers and (2) the amount of incentive bonus compensation payable to individual executive officers (other than the Company’s principal sales executive) based on the achievement of specific performance targets relating to accepted orders, revenue and operating margin for the Company as a whole (and, for officers in business units, contribution margin). An executive officer’s bonus compensation may be increased based upon a qualitative assessment of his or her performance by the President and Chief Executive Officer, in consultation with the Board of Directors. The bonuses payable to all such executive officers, together with bonuses payable to all other non-commissionable employees as a group, may not exceed the total bonus pool approved by the Committee. For Fiscal 2002, a bonus formula was established such that achievement of planned levels of accepted orders, revenue, and profitability For Fiscal 2002, accepted orders, revenue and operating margin all were below the established targets and as a result, no bonuses were earned or paid. Bonus compensation paid to the Company’s principal and professional services executive in Fiscal 2002 was determined under his individual bonus plan and was adjusted downward as a result of decreased orders for the Company’s products and services and decreased revenue during Fiscal 2002. Bonus compensation paid to the Company’s principal sales executive in Fiscal 2002 was paid under a guarantee commitment made in connection with his offer of employment. Total bonus compensation for the Named Officers is shown in the Summary Compensation Table. The Committee believes that these levels of compensation are a fair reflection of the performance of the named individuals.

Long-Term Incentive Compensation.

      Long-term compensation provided to the Company’s executives has been in the form of stock options. The Committee believes that equity-based compensation closely aligns the interests of executive officers with those of stockholders by providing an incentive to manage the Company with a focus on long-term strategic objectives set by the Board of Directors relating to growth and stockholder value. Stock options are granted under the 1996 Stock Plan according to guidelines that take into account the executive’s responsibility level, comparison with comparable awards to individuals in similar positions in the industry, the Company’s long-term objectives for maintaining and expanding technological leadership through product development and growth, expected Company performance, the executive’s performance and contribution during the last fiscal year and the executive’s existing holdings of unvested stock options. However, the Committee does not strictly adhere to these factors in all cases and will vary the size of the grant made to each executive officer as the particular circumstances warrant. Each grant allows the officer to acquire shares of the Company’s Common Stock at the fair market value in effect on the date of grant.

      The options vest in a series of installments over four-year, three-year or two-year periods, contingent upon the executive’s continued employment with the Company. Accordingly, the option will provide a return to the executive only if he or she remains in the Company’s employ, and then only if the market price of the Common Stock appreciates over the option term. Subsequent grants may be made to officers when the Committee believes that the officer has demonstrated greater potential, achieved more than originally expected, or assumed expanded responsibilities. Additionally, subsequent grants may be made to remain competitive with similar companies.

      The Committee evaluated the performance of the executive officers against the strategic objectives for Fiscal 2002 set by the Board and concluded that such performance warrants the level of long-term compensation awarded them as set forth in the Summary Compensation Table. The Committee typically re-examines long-term compensation levels each year.

President and Chief Executive Officer’s Compensation

      Compensation for the President/ Chief Executive Officer was determined in connection with his offer of employment in March 2001 by a process similar to that discussed above for executive officers. Mr. Walker’s base compensation was competitive with base compensation levels for chief executive officers of the companies with which the Company competes for executives.

      As was the case with the other executive officers, Mr. Walker’s bonus eligibility was calculated under a formula based on accepted orders, revenue and profitability, Mr. Walker was also eligible for an increased bonus based on a qualitative assessment of his performance by the Board of Directors. For Fiscal 2002, accepted orders, revenue and profitability all were below the established target. Based on this and the Company’s earnings and revenue growth during Fiscal 2002 as compared to the Company’s budget targets, Mr. Walker’s bonus was zero for Fiscal 2002. In determining the amount of long-term compensation to grant to Mr. Walker the Committee considered the same factors used to determine grants for other executive officers set forth above. The Committee believes that the overall level of compensation is a fair reflection of Mr. Walker’s performance for the year.

      Mr. Walker’s employment as Chief Executive Officer of the Company terminated effective at the close of business on April 17, 2002, and Jonathan Becher, the Company’s Senior Vice President of Corporate Development and Strategy, was named to serve as interim President and Chief Executive Officer until a new Chief Executive Officer is hired.

Tax Deductibility of Executive Compensation

      Section 162(m) of the Internal Revenue Code (the “Code”) places a $1 million limit on the tax deductibility of cash compensation paid to the seven most highly compensated executive officers of the Company. None of the compensation paid to the Company’s executive officers in Fiscal 2000 was subject to Section 162(m). Under the 1996 Plan, compensation deemed paid to an executive officer when he exercises an outstanding option under the Plan will qualify as performance-based compensation which will not be subject to the $1 million limitation.

COMPENSATION COMMITTEE

Max D. Hopper
Robert Smelick

Stock Performance Graph

      Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the following Stock Performance Graph which follows shall not be deemed to be incorporated by reference into any such filing

      The following graph compares the cumulative total stockholder return data for the Company’s stock since July 30, 1999 (the date on which the Company’s stock was first registered under Section 12 of the Securities Exchange Act of 1934, as amended) to the cumulative return over such period of (i) The Nasdaq National Market Composite Index and (ii) the Nasdaq Computer Index. The graph assumes that $100 was invested on July 30, 1999, the date on which the Company’s common stock was first offered to the public, in the Common Stock of the Company and in each of the comparative indices. The graph further assumes that such amount was initially invested in the Common Stock of the Company at a per share price of $10.00, the price to which such stock was first offered to the public by the Company on the date of its initial public offering, and reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*

AMONG ACCRUE SOFTWARE, INC., THE NASDAQ NATIONAL MARKET COMPOSITE INDEX AND THE NASDAQ COMPUTER INDEX

*	$100 invested on 7/30/99 in stock or in indices including reinvestment of dividends. Fiscal year ended on or near March 31.

		Nasdaq National
	Accrue	Market Composite	Nasdaq Computer
Date	Software, Inc.	Index	Index

7/30/99	100	100	100
9/30/99	185	104	110
12/31/99	444	154	170
3/31/00	376	173	198
6/30/00	291	150	172
9/29/00	98	139	156
12/29/00	21	94	95
3/30/01	2	70	65
6/30/01	4	82	79
9/29/01	2	57	49
12/29/01	5	75	73
3/30/02	4	70	66

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information that has been provided to the Company with respect to beneficial ownership of shares of the Company’s common stock as of May 31, 2002 for (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table of this Annual Report on Form 10-K, and (iv) all directors and executive officers of the Company as a group.

      Except as otherwise noted, the address of each person listed in the table is c/o Accrue Software, Inc., 48634 Milmont Dr., Fremont, California 94538-7353.

      The percent of beneficial ownership for each stockholder is based on 30,074,620 shares of common stock outstanding as of May 31, 2002.

	Shares Beneficially Owned(1)

Name and Address of Beneficial Owner	Number(2)	Percent of Total

Organic Holdings, Inc.(3) 510 Third Street, Suite 540 San Francisco, CA 94107	1,556,890	5.18%
Jeffrey S. Walker(4)	449,000	1.49%
Yorgen Edholm(5)	66,666	*
David Folkman(6)	47,500	*
Max. D. Hopper(7)	137,500	*
Zev Laderman(8)	58,333	*
Jonathan Nelson(9)	1,594,390	5.30%
Robert Smelick(10)	1,758,201	5.85%
Jonathan Becher(11)	57,239	*
Tom Lefort(12)	54,971	*
John D’Albis(13)	50,694	*
Prashant K. Karnik(14)	52,291	*
Denise Senter-Loyola(15)	36,438	*

	Shares Beneficially Owned(1)

Name and Address of Beneficial Owner	Number(2)	Percent of Total

Richard D’Angelo(16)	7,500	*
Gregory S. Carson(17)	10,000	*
All executive officers and directors as a group(18) (13 persons)	4,380,743	14.39%
5% Stockholder
Vertex Management & Affiliates 77 Science Park Drive #02-15 Cintech III Singapore 118256	2,005,000	6.67%

*	Less than one percent of the outstanding shares of common stock.

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after May 31, 2002 are deemed outstanding and shares of common stock that may be purchased within 60 days after May 31, 2002 pursuant to the Company’s Employee Stock Purchase Plan are also deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Organic Holdings, Inc., the holder of 1,556,890 shares, was previously known as Organic Online, Inc.

(4)	The beneficial ownership for Jeffrey Walker is comprised of 74,000 shares owned plus 375,000 shares issuable upon the exercise of stock options held by Mr. Walker that are currently exercisable or exercisable within 60 days of May 31, 2002.

(5)	The beneficial ownership for Yorgen Edholm is comprised of 66,666 shares issuable upon the exercise of stock options held by Mr. Edholm that are currently exercisable or exercisable within 60 days of May 31, 2002.

(6)	The beneficial ownership for David Folkman is comprised of 10,000 shares owned plus 37,500 shares issuable upon the exercise of stock options held by Mr. Folkman that are currently exercisable or exercisable within 60 days of May 31, 2002.

(7)	The beneficial ownership for Max Hopper is comprised of 100,000 shares of common stock and 37,500 shares issuable upon the exercise of stock options held by Mr. Hopper that are currently exercisable or exercisable within 60 days of May 31, 2002.

(8)	The beneficial ownership for Zev Laderman is comprised of 58,333 shares issuable upon the exercise of stock options held by Mr. Laderman that are currently exercisable or exercisable within 60 days of May 31, 2002.

(9)	The beneficial ownership for Jonathan Nelson is comprised of 1,556,890 shares held by Organic Holdings, Inc. and 37,500 shares issuable upon the exercise of stock options held by Mr. Nelson that are currently exercisable or exercisable within 60 days of May 31, 2002. Mr. Nelson is the Chairman of the Board of Directors of Organic, Inc., a subsidiary of Organic Holdings, Inc., and disclaims beneficial ownership of the shares held by Organic Holdings, Inc. except to the extent of his pecuniary interest in these shares.

(10)	The beneficial ownership for Robert Smelick is comprised of 108,520 shares held by Sterling Payot Capital, Inc., 27,462 shares held by Sterling Payot Management, Inc., 29,835 shares held by Red Fox Investment Partners, 1,529,884 shares held either by Robert Smelick or by certain family members or family trusts over which Mr. Smelick has voting control, and 62,500 shares issuable upon the exercise of stock options held by Mr. Smelick that are currently exercisable or exercisable within 60 days of May 31, 2002. Mr. Smelick is managing director of Sterling Payot Management, Inc., the general partner of Sterling Payot Capital L.P., and a manager of Red Fox Investment Partners. Mr. Smelick disclaims beneficial ownership of the shares held by Sterling Payot Capital, Inc., Sterling Payot Management, Inc., and Red Fox Investment Partners except to the extent of his pecuniary interest in these shares.

(11)	The beneficial ownership for Jonathan Becher is comprised of 9,323 shares of common stock owned and 47,916 shares issuable upon the exercise of stock options held by Mr. Becher that are currently exercisable or exercisable within 60 days of May 31, 2002.

(12)	The beneficial ownership for Tom Lefort is comprised of 2,000 shares of common stock owned and 52,971 shares issuable upon the exercise of stock options held by Mr. Lefort that are currently exercisable or exercisable within 60 days of May 31, 2002.

(13)	The beneficial ownership for John D’Albis is comprised of 4,000 shares of common stock owned and 46,694 shares issuable upon the exercise of stock options held by Mr. D’Albis that are currently exercisable or exercisable within 60 days of May 31, 2002.

(14)	The beneficial ownership for Prashant K. Karnik is comprised of 52,291 shares issuable upon the exercise of stock options held by Mr. Karnik that are currently exercisable or exercisable within 60 days of May 31, 2002

(15)	The beneficial ownership for Denise Senter-Loyola is comprised of 36,458 shares issuable upon the exercise of stock options held by Ms. Senter Loyola that are currently exercisable or exercisable within 60 days of May 31, 2002.

(16)	The beneficial ownership for Richard D’Angelo is comprised of 7,500 shares of common stock owned.

(17)	The beneficial ownership for Greg Carson is comprised of 10,000 shares of common stock owned.

(18)	The beneficial ownership for Accrue’s executive officers and directors as a group includes 4,380,743 shares of common stock and 911,329 shares issuable upon the exercise of stock options or warrants that are currently exercisable or exercisable within 60 days of May 31, 2002.

Item 13.	Certain Relationships and Related Transactions

Transactions with Directors and Officers

      Pursuant to an offer letter dated March 8, 2001, the Company engaged Jeffrey Walker to serve as its new Chief Executive Officer and as a Director starting on April 2, 2001. In addition to salary and standard employee benefits, Mr. Walker’s offer included the grant of an incentive stock option exercisable for 900,000 shares of Accrue common stock at a purchase price of $0.2188 per share, which option vests over 36 months and is immediately exercisable. The option is subject to acceleration of vesting with respect to  1/3rd of the shares subject to the option if Mr. Walker is terminated without cause during the first twelve months of his employment with Accrue as the result of a change of control in connection with a merger or sale of Accrue. If Mr. Walker is terminated without cause after the first twelve months of his employment with Accrue as the result of a change of control, he will receive 100% vesting of all shares subject to the option. Additionally, if Mr. Walker is terminated without cause, his salary, benefits and stock option vesting will continue for six months beyond his date of termination or until the first anniversary of his date of hire, whichever is later. The Company has agreed to grant Mr. Walker a full recourse loan for $196,920.00 to enable him to early exercise the option. The Company agreed to grant Mr. Walker a full recourse loan for $196,920 to enable him to early exercise the option. At March 30, 2002, no money had been loaned to Mr. Walker. On May 1, 2002, the Company and Jeffrey Walker entered into a Separation Agreement and Mutual Release in connection with the termination of Mr. Walker’s employment as Accrue’s President and Chief Executive Officer, effective April 17, 2001. Pursuant to this Agreement, Mr. Walker will receive severance payments equal to his regular base salary (less applicable tax withholding) for six months following his termination. The Company has also retained Mr. Walker as a consultant for the period from April 19, 2002 through October 19, 2002 (the “Consulting Period”) during which time the Company has agreed to pay Mr. Walker’s COBRA and other insurance premiums. Mr. Walker’s outstanding stock options for a total of 900,000 shares of the Company’s common stock will continue to vest until the end of the Consulting Period.

      On June 12, 2001, the Company and Greg Walker entered into a Separation Agreement and Mutual Release (the “Walker Separation Agreement”) in connection with the termination of Mr. Walker’s employment as Accrue’s Vice President and Chief Financial Officer effective April 30, 2001. Pursuant to the Walker Separation Agreement, Mr. Walker was paid a lump sum bonus of $50,000 and received severance payments equal to his regular base salary (less applicable tax withholding) for six months following his termination. The Company also retained Mr. Walker as a consultant for the period from May 1, 2001 through October 31, 2001 (the “Consulting Period”) during which time the Company agreed to pay Mr. Walker’s COBRA premiums. Mr. Walker’s outstanding stock options for a total of 290,000 shares of the Company’s common stock continued to vest until the end of the Consulting Period.

      The Company and Richard D’Angelo entered into a General Release, effective April 18, 2002, in connection with the termination of Mr. D’Angelo’s employment with the Company. Pursuant to this Agreement, Mr. D’Angelo will receive severance payments equal to his regular base salary (less tax withholdings) for two weeks following his termination

      Pursuant to an offer letter dated May 15, 2001, the Company engaged Prashant Karnik to serve as its new Vice President of Professional Services, starting on June 4, 2001. In addition to salary and standard employee benefits, Mr. Karnik’s offer included the grant of an incentive stock option exercisable for 150,000 shares of Accrue common stock at a purchase price of $0.64 per share, which option vests over 36 months. The option is subject to acceleration of vesting with respect to 25% of the unvested shares subject to the option if Mr. Karnik is terminated without cause as the result of a change of control in connection with a merger or sale of Accrue.

      Pursuant to an offer letter dated June 27, 2001, the Company engaged Denise Senter-Loyola to serve as its new Vice President of Marketing, starting on June 27, 2001. In addition to salary and standard employee benefits, Ms. Senter-Loyola’s offer included the grant of an incentive stock option exercisable for 125,000 shares of Accrue common stock at a purchase price of $0.64 per share, which option vests over 36 months. The option is subject to acceleration of vesting with respect to 25% of the unvested shares subject to the option if Ms. Senter-Loyola is terminated without cause as the result of a change of control in connection with a merger or sale of Accrue.

      Pursuant to an offer letter dated October 3, 2001, the Company engaged Gregory Carson to serve as its new Chief Financial Officer starting on November 2, 2001. In addition to salary and standard employee benefits, Mr. Carson’s offer included the grant of an incentive stock option exercisable for 280,000 shares of Accrue common stock at a purchase price of $0.39 per share, which option vests over 36 months. The option is subject to acceleration of vesting with respect to 100,000 shares plus 50% of any remaining unvested shares subject to the option if Mr. Carson is terminated without cause as the result of a change of control in connection with a merger or sale of Accrue.

      On April 17, 2002, the Company and Bruce Armstrong entered into an agreement defining the terms of Mr. Armstrong’s appointment as a member of the Company’s Board of Directors. Pursuant to the terms of the agreement, Mr. Armstrong will receive a nonqualified stock option to purchase 300,000 shares of the Accrue common stock that will vest monthly over two years, subject to acceleration of vesting upon achievement of certain short-term performance objectives, as determined by the Board of Directors. In addition, the Company agreed to pay Mr. Armstrong a cash performance bonus in an amount determined by the Board of Directors in its sole discretion upon satisfactory fulfillment of his duties as a member of the Board of Directors no later than December 31, 2002.

      In connection with the voluntary stock option exchange program announced in January 2002, certain of our officers and directors tendered outstanding stock options previously granted with an exercise price greater than $4.13 per share in exchange for a new stock option grant for an equal number of shares to be granted at a future date, at least six months and one day from the cancellation date of the exchanged options, which will be after September 5, 2002. The following officers and directors participated in the Company’s stock option exchange program: Jonathan Becher, former Senior Vice President of Corporate Development and Strategy and current President and Chief Executive Officer, tendered options covering 144,690 shares; Tom Lefort, Vice President of Development, tendered options covering 110,000 shares; John D’Albis, former Chief

Technology Officer, tendered options covering 110,000 shares; David Folkman, a member of the Board of Directors, tendered options covering 58,309 shares; Max Hopper, a member of the Board of Directors, tendered options covering 5,000 shares; and Robert Smelick, a member of the Board of Directors, tendered options covering 5,000 shares.

Indemnification Agreements

      We have entered into indemnification agreements with our officers and directors that contain provisions which may require Accrue, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

PART IV

Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1.	Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements, Index to Supplemental Financial Information and Index to Financial Statement Schedule at Item 8 of this Report.

      2. Exhibits

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

1.1	Underwriting Agreement dated July 29, 1999	S-1	5/27/99	1.1
2.1	Form of Agreement and Plan of Merger and Reorganization dated at September 14, 1999, among Accrue Software, Inc., Marketwave Acquisition Corp., Marketwave Corporation and Shareholders of Marketwave Corporation	8-K	10/12/99	2.1
2.2	Form of Agreement and Plan of Merger and Reorganization dated at November 17, 1999, among Accrue Software, Inc., NeoVista Acquisition Corp. and NeoVista Software, Inc.	8-K	1/31/00	2.1
2.3	Form of Asset Purchase Agreement dated as of June 30, 2000, by and between the Accrue Software, Inc., Tantau Software, Inc., and Tantau Software International, Inc.	8-K	7/26/00	2.1
2.4	Form of Agreement and Plan of Merger dated as of August 24, 2000, among Accrue Software, Inc., Aviator Holding Corporation, Pilot Software, Inc. and the sole stockholder of Aviator Holding Corp.	8-K	9/20/00	2.1
2.5	Form of Asset Purchase Agreement dated as of May 30, 2002, by and between Accrue Software, Inc., Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd, Thorn EMI Computer Software Ltd, Pilot Software Acquisition Corp. and Pilot Software Services Corp.	8-K	6/13/02	2.1
2.6	Asset Purchase Agreement dated as of June 26, 2001 among Accrue Software, Inc., NeoVista Software, Inc. and JDA Software Group, Inc.	8-K	7/11/01	2.1
3.1	Amended and Restated Certificate of Incorporation of Accrue Software, Inc.	S-1	5/27/99	3.1
3.2	Amended and Restated Certificate of Incorporation of Accrue Software, Inc. (proposed)	S-1	5/27/99	3.2
3.3	Amended and Restated Bylaws of Accrue Software, Inc.	S-1/A	7/6/99	3.2
4.1	Specimen Stock Certificate	S-1/A	7/20/99	4.1
4.2	Form of Investor Rights Agreement, dated September 30, 1999, among Accrue Software, Inc. and the Shareholders of Marketwave Corporation	8-K	10/12/99	4.1
4.3	Marketwave Corporation 1997 Stock Option Plan	S-8	2/1/00	4.1
4.4	NeoVista Software, Inc. 1991 Incentive Stock Option Plan	S-8	2/1/00	4.2

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	Date	Number		Herewith

4.5		NeoVista Software, Inc. 1991 Non-Qualified Stock Option Plan	S-8	2/1/00	4.3
4.6		2000 Non-Executive Stock Option Plan	S-8	6/29/01	4.6
4.7		Form of Investors’ Rights Agreement, dated as of July 14, 2000, by and between Accrue Software, Inc. and Tantau Software, Inc.	8-K	7/26/00	4.1
4.8		Form of Investor Rights Agreement, dated September 20, 2000, between the Accrue Software, Inc. and the sole stockholder of Aviator Holding Corp.	8-K	9/21/00	4.1
4.9		Offer to Employees and Directors of Accrue to Exchange Options, dated January 31, 2002	SC TO-I	1/31/02	(a	)(1)
10.1		Form of Indemnification Agreement between Accrue Software, Inc. and each of its officers and directors	S-1	5/27/99	10.1
10.2		Common Stock Purchase Warrant issued to Sterling Payot Company on May 3, 1996, exercisable for 350,000 shares of Common Stock and letter amendment dated May 23, 1999 between Accrue Software, Inc. and Sterling Payot Company	S-1	5/27/99	10.2
10.3		1996 Stock Plan, as amended August 13, 1998, May 23, 1999, and August 31, 2000 and form of agreement thereunder	10-Q	11/14/00	10.3
10.4		Employment letter agreement effective February 1996 between Accrue Software, Inc. and Bob Page	S-1	5/27/99	10.4
10.5	*	Software License Agreement dated July 1, 1997 between Accrue Software, Inc. and VI/ Visualize, Inc.	S-1	5/27/99	10.5
10.6		Loan and Security Agreement dated September 19, 1997 between Accrue Software, Inc. and Silicon Valley Bank, as amended by the Loan Modification Agreement dated April 9, 1999	S-1	5/27/99	10.6
10.7		Settlement Agreement dated March 3, 1998 between Accrue Software, Inc. and Simon Roy, as amended by Amendment No. 1 dated April 29, 1998	S-1	5/27/99	10.7
10.8		Settlement Agreement and Mutual Release dated May 13, 1998 between Accrue Software, Inc. and William R. Stein	S-1	5/27/99	10.8
10.9		Employment letter agreement dated June 16, 1998 between Accrue Software, Inc. and Richard D. Kreysar	S-1	5/27/99	10.9
10.1	0	Second Amended and Restated Investor Rights Agreement dated August 13, 1998	S-1	5/27/99	10.10
10.1	1	Employment letter agreement dated November 5, 1998 between Accrue Software, Inc. and Brett Kilpatrick	S-1	5/27/99	10.11
10.1	2	Standard Sublease dated February 25, 1999 between Accrue Software, Inc. and Premisys Communications, Inc., as sublessor, and Lease Agreement dated June 4, 1998 between Premisys Communications, Inc. and Aetna Life Insurance Company, as master landlord, for 48634 Milmont Drive, Fremont, CA 94538	S-1	5/27/99	10.12
10.1	3*	OEM Agreement dated March 29, 1999 between Accrue Software, Inc. and Informix Software, Inc.	S-1	5/27/99	10.13

			Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.1	4	1999 Employee Stock Purchase Plan dated May 23, 1999 and form of agreement thereunder	S-1	5/27/99	10.14
10.1	5	1999 Directors’ Stock Option Plan dated May 23, 1999 and form of agreement thereunder	S-1	5/27/99	10.15
10.1	6	Loan Modification Agreement with Silicon Valley Bank dated June 22, 1999	S-1/A	7/6/99	10.16
10.1	7	Warrant Purchase Agreement with Silicon Valley Bank dated May 25, 1999	S-1	5/27/99	10.17
10.1	8	Employment letter agreement dated March 3, 1999 between Accrue Software, Inc. and Gregory C. Walker	S-1	5/27/99	10.18
10.1	9	Employment letter agreement dated September 22, 1999 between Accrue Software, Inc. and Bob Wyman	10-Q	8/14/00	10.19
10.2	0	Employment letter agreement dated November 28, 1999 between Accrue Software, Inc. and Jonathan Becher	1O-Q	8/14/00	10.20
10.2	1	Employment letter agreement dated May 26, 2000 between Accrue Software, Inc. and Ron Yu	10-Q	8/14/00	10.20
10.2	2*	Software License Agreement dated as of July 1, 2000 between VI/Visualize, Inc. and Accrue Software, Inc.	10-Q	11/14/00	10.22
10.2	3	Separation Agreement and Mutual Release dated March 24, 2001 between Richard D. Kreysar and Accrue Software, Inc.	10-K	6/29/01	10.25
10.2	4	Employment letter agreement dated February 26, 2001 between Accrue Software, Inc. and Judson Groshong	10-K/A	7/6/04	10.24
10.2	5	Employment letter agreement dated March 8, 2001 between Accrue Software, Inc. and Jeffery Walker	10-K	6/29/01	10.25
10.2	6	Separation Agreement and Mutual Release dated June 12, 2001 between Gregory C. Walker and Accrue Software, Inc.	10-K	6/29/01	10.26
10.2	7**	Software License Agreement between Lycos Europe GMBH and Accrue Software, Inc. dated as of June 22, 2001	10-Q	11/13/02	10.27
10.2	8	Employment letter agreement dated September 19, 2001 between Accrue Software, Inc. and Richard J. D’Angelo	10-Q	2/12/02	10.28
10.2	9	Employment letter agreement dated May 15, 2001 between Accrue Software, Inc. and P.K. Karnik	10-Q	11/13/02	10.29
10.3	0	Employment letter agreement dated May 23, 2001 between Accrue Software, Inc. and Denise Senter-Loyola	10-Q	11/13/02	10.29
10.3	1	Employment letter agreement dated October 3, 2001 between Accrue Software, Inc. and Greg Carson	10-Q	2/12/02	10.31
10.3	2	Form of License Agreement, dated as of May 30, 2002, by and between Accrue Software, Inc. and Pilot Software Acquisition Corp.	8-K	6/13/02	2.1
10.3	3	Form of Support Agreement dated as of May 30, 2000 by and between the Accrue Software, Inc. and Pilot Software Services Corp.	8-K	6/13/02	2.1
10.3	4	Form of Second Amendment to Sublease between Premisys Communications, Inc. and Accrue Software Inc. dated February 11, 2002				X

			Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.3	5	Form of Office Lease Agreement between EOP-One Canal Park, LLC and Accrue Software Inc., dated 3/14/01				X
10.3	6	Letter agreement between Accrue Software, Inc. and Bruce Armstrong dated April 17, 2002				X
10.3	7	Form of Separation Agreement and Mutual Release dated May 10, 2001 between Jeffrey Walker and Accrue Software, Inc.				X
10.3	8	Form of General Release dated May 10, 2001 between Richard D’Angelo and Accrue Software, Inc.				X
23.1		Consent of Independent Accountants				X

*	Confidential treatment has been granted with respect to certain portions of this Exhibit which has been filed separately with the Commission.

**	Confidential treatment has been requested with respect to certain portions of this Exhibit which has been filed separately with the Commission.

3.	Financial Statement Schedule

      Schedule II — Valuation and Qualifying Accounts is filed on page 93 of this report

      (b) Reports on Form 8-K.

      We filed a current report on Form 8-K on January 30, 2002 with the Securities and Exchange Commission to announce certain of our financial results for the fiscal third quarter ended December 29, 2001.

      (c) Exhibits

      The Registrant hereby files as part of this Report the exhibits listed in Item 14(a) (2), as set forth above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Accrue Software, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Accrue Software, Inc. at March 31, 2001 and March 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California

May 9, 2002, except as to Note 11,
which is as of June 26, 2002

ACCRUE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 30,
	2001	2002

	(in thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,951	$2,646
Accounts receivable, net	1,868	1,952
Prepaid expenses and other current assets	2,782	476

Total current assets	16,601	5,074
Property and equipment, net	2,923	1,894
Intangible assets	10,383	4,604
Other assets	362	200

Total assets	$30,269	$11,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,026	$633
Accrued liabilities	4,406	2,363
Accrued liabilities, merger	80	—
Deferred revenue	4,897	3,146
Short-term borrowings	2,000	—

Total current liabilities	12,409	6,142

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value: Authorized: 5,000 shares; Issued and Outstanding: none	—	—
Common stock, $0.001 par value: Authorized: 75,000 shares; Issued and Outstanding: 30,295 and 30,109 shares in 2001 and 2002, respectively	31	31
Additional paid-in capital	264,996	263,836
Deferred stock-based compensation	(1,023)	(93)
Accumulated other comprehensive income (loss)	(35)	72
Accumulated deficit	(246,109)	(258,216)

Total stockholders’ equity	17,860	5,630

Total liabilities and stockholders’ equity	$30,269	$11,772

The accompanying notes are an integral part of these consolidated financial statements.

ACCRUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands, except per share data)
Revenue:
Software license	$14,681	$14,592	$4,297
Maintenance and service	4,183	11,042	10,011

Total revenue	18,864	25,634	14,308

Cost of revenue:
Software license	602	871	300
Maintenance and service	2,166	8,043	6,605

Total cost of revenue	2,768	8,914	6,905

Gross profit	16,096	16,720	7,403

Operating expenses:
Research and development	4,410	9,454	6,915
Sales and marketing	12,106	14,193	6,267
General and administrative	2,437	9,569	5,371
Merger costs	3,560	—	—
In-process research and development	650	4,503	—
Amortization of intangibles	10,859	49,559	4,580
Impairment of goodwill and other intangibles	—	139,665	1,200
Stock-based compensation expense	4,344	2,190	(276)

Total operating expenses	38,366	229,133	24,057

Loss from operations	(22,270)	(212,413)	(16,654)
Interest income	1,247	1,350	272
Interest expense	(96)	(156)	(31)
Gain on sale of a technology asset	—	—	4,306

Net loss	$(21,119)	$(211,219)	$(12,107)

Net loss per share, basic and diluted	$(1.33)	$(7.55)	$(0.41)

Shares used in computing net loss per share, basic and diluted	15,822	27,958	29,820

The accompanying notes are an integral part of these consolidated financial statements.

ACCRUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible					Notes		Accumulated
	Preferred Stock		Common Stock		Additional	Receivable	Deferred	Other
					Paid-In	from	Stock-based	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Income/(Loss)	Deficit	Total

	(in thousands)
Balances, March 31, 1999	10,353	$15,517	6,883	$7	$6,803	$(213)	$(4,929)	$—	$(13,771)	$3,414
Exercise of stock options	—	—	2,130	2	872	—	—	—	—	874
Issuance of common stock in connection with the Company’s initial public offering, net	—	—	4,485	5	40,810	—	—	—	—	40,815
Issuance of common stock for cash	—	—	61	—	519	—	—	—	—	519
Repurchase of common stock	—	—	(11)	—	(5)	—	—	—	—	(5)
Deferred stock-based compensation related to grants of stock options	—	—	—	—	3,652	—	(3,652)	—	—	—
Conversion of preferred stock into common stock in connection with the Company’s initial public offering	(9,033)	(12,876)	10,280	10	12,866	—	—	—	—	—
Conversion of preferred stock into common stock in connection with the Marketwave acquisition	(1,320)	(2,641)	1,320	1	2,640	—	—	—	—	—
Issuance of common stock in connection with the NeoVista acquisition	—	—	1,779	2	122,898	—	—	—	—	122,900
Exercise of warrants for shares of common stock	—	—	350	—	245	—	—	—	—	245
Amortization of deferred stock-based compensation	—	—	—	—	—	—	4,344	—	—	4,344
Net loss	—	—	—	—	—	—	—	—	(21,119)	(21,119)

Balances, March 31, 2000	—	—	27,277	27	191,300	(213)	(4,237)	—	(34,890)	151,987
Exercise of stock options and warrants	—	—	566	—	930	—	—	—	—	930
Issuance of common stock for cash	—	—	176	—	923	—	—	—	—	923
Repurchase of common stock	—	—	(365)	—	(307)	—	—	—	—	(307)
Forgiveness of notes receivable from stockholders	—	—	—	—	—	213	—	—	—	213
Issuance of common stock in connection with the Tantau acquisition	—	—	1,667	3	53,966	—	—	—	—	53,969
Issuance of common stock in connection with the Pilot acquisition	—	—	974	1	19,422	—	—	—	—	19,423
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,190	—	—	2,190
Deferred stock-based compensation relating to options cancelled, net	—	—	—	—	(1,238)	—	1,024	—	—	(214)
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	—	(35)	—
Net loss	—	—	—	—	—	—	—	—	(211,219)
Total comprehensive loss										(211,254)

Balances, March 31, 2001	—	—	30,295	31	264,996	—	(1,023)	(35)	(246,109)	17,860
Exercise of stock options and warrants	—	—	97	—	52	—	—	—	—	52
Issuance of common stock for cash	—	—	120	—	41	—	—	—	—	41
Repurchase of common stock	—	—	(403)	—	(47)	—	—	—	—	(47)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	(276)	—	—	(276)
Deferred stock-based compensation relating to options cancelled, net	—	—	—	—	(1,206)	—	1,206	—	—	—
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	—	—	—	107	—
Net loss	—	—	—	—	—	—	—	—	(12,107)
Total comprehensive loss										(12,000)

Balances, March 30, 2002	—	$—	30,109	$31	$263,836	$—	$(93)	$72	$(258,216)	$5,630

The accompanying notes are an integral part of these consolidated financial statements.

ACCRUE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(21,119)	$(211,219)	$(12,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of purchased in-process research and development	650	4,503	—
Impairment of goodwill and other intangibles	—	139,665	1,200
Gain on sale of a technology asset	—	—	(4,306)
Fixed assets written off	—	309	68
Depreciation and amortization	11,460	50,475	5,621
Provision for sales returns and doubtful accounts	419	3,628	106
Amortization of discount on line of credit	7	—	—
Stock-based compensation expense	4,344	2,190	(276)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,312)	1,953	(180)
Prepaid expenses and other current assets	(1,477)	856	306
Other assets	76	87	65
Accounts payable	(69)	(830)	(393)
Accrued liabilities	1,654	784	(2,043)
Accrued liabilities, merger	(2,578)	(2,877)	(80)
Deferred revenue	1,731	(2,232)	(1,755)

Net cash used in operating activities	(9,214)	(12,708)	(13,774)

Cash flows from investing activities:
Acquisition of property and equipment	(1,651)	(1,739)	(80)
Cash acquired in NeoVista acquisition	436	—	—
Proceeds from sale of a technology asset	—	—	4,306
Acquisitions of Tantau and Pilot, net of cash acquired	—	(4,964)	—

Net cash provided by (used in) investing activities	(1,215)	(6,703)	4,226

Cash flows from financing activities:
Proceeds from short-term borrowings	—	2,000	—
Repayment of short-term borrowings	—	(1,450)	(2,000)
Increase in restricted cash related to commitments	—	(2,297)	—
Decrease in restricted cash related to commitments	—	—	2,097
Proceeds from equipment loan	584	—	—
Repayment of equipment loan	(3,711)	(186)	—
Proceeds from stock options and warrants exercised	1,119	930	52
Proceeds from issuance of common stock	519	923	41
Repurchase of common stock	(5)	(307)	(47)
Proceeds from initial public offering, net of issuance costs	40,815	—	—

Net cash provided by (used in) financing activities	39,321	(387)	143
Effect of exchange rate changes on cash	—	(5)	100

Net increase (decrease) in cash and cash equivalents	28,892	(19,803)	(9,305)
Cash and cash equivalents, beginning of year	2,862	31,754	11,951

Cash and cash equivalents, at end of year	$31,754	$11,951	$2,646

Supplemental disclosure of cash flow information:
Interest paid	$49	$110	$31
Deferred stock-based compensation related to grants of stock options	$3,652	$—	$—
Common stock issued in connection with acquisitions of NeoVista, Tantau, and Pilot	$122,900	$73,392	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Formation and Business of Accrue:

      Accrue Software, Inc. (“Accrue” or the “Company”) was formed in February 1996 and is a provider of enterprise e-business analysis solutions. Accrue’s principal products, Accrue G2 and Accrue Insight, are e-business analysis software that enable companies gain comprehensive insight into online customer behavior and make timely decisions that deliver corporate-wide value from the Internet channel. Accrue’s products enable business decision makers to increase the effectiveness of Internet marketing and merchandising initiatives, better manage customer interactions across multiple channels, and reduce costs by increasing customer self-service via the Web. Accrue also provides professional services to assist customers in Accrue product deployment.

Note 2 — Summary of Significant Accounting Policies:

Basis of Presentation

      Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal year since inception. For the year ended March 30, 2002, Accrue incurred net losses of $12.1 million and negative cash flows from operations of $13.8 million. As of March 30, 2002, Accrue had an accumulated deficit of $258.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future due to a decline in projected revenues in comparison to fiscal 2001. If working capital decreased significantly certain costs, such as employee costs could be reduced further. Accrue is evaluating various initiatives to improve its cash position, including raising additional funds to finance its business, implementing further restrictions on spending, and other cash conservation initiatives. Additional financing, if available at all, may not be available on terms that are acceptable to Accrue because of the uncertainty prevailing in the current market climate. Accrue may not be successful in implementing or negotiating such other arrangements to improve its cash position. If Accrue raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of its current stockholders. Any such financing will be dilutive to existing stockholders. Failure to generate sufficient revenues, reduce certain discretionary spending or raise additional capital could have a material adverse effect on Accrue’s ability to continue as a going concern and to achieve its intended business objectives.

      The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fiscal accounting periods

      Beginning in October 2000, Accrue has adopted fiscal accounting and reporting periods with a year including 52 weeks ending nearest to March 31.

Principles of consolidation

      These consolidated financial statements include the accounts of Accrue and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain risks and concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risks principally comprise cash and cash equivalents and accounts receivable. The Company’s cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. The majority of Accrue’s cash and cash equivalents at March 30, 2002 are on deposit with a high credit quality financial institution in the United States of America. At times, such deposits may be in excess of insured limits. Management believes that Accrue’s investments in cash equivalents are financially sound and have minimal credit risk. The amounts reported for cash equivalents and accounts receivables are considered to approximate fair values due to their short maturities.

      At March 30, 2002, the Company has restricted cash of $200,000 related to a letter of credit facility with a bank, which had term in excess of one year. The restricted cash balance has been included in “Other assets” in the accompanying consolidated balance sheet.

      Accrue performs ongoing credit evaluations of its customers and collateral is not required. Accrue maintains allowances for potential returns and credit losses. At March 31, 2001, no single customer accounted for more than 10% of total accounts receivable. At March 30, 2002, two customers accounted for 16% and 17%, respectively, of total accounts receivable. Management believes that these customers are of good credit standing.

      The market in which Accrue competes is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and emerging industry standards. Significant technological change could adversely affect Accrue’s operating results and subject Accrue to return of products. While Accrue has ongoing programs to minimize the adverse effect of such changes and considers technological change in estimating its allowance, such estimates could change in the future.

Foreign Currency Translation

      The functional currency of Accrue’s wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated translation adjustments are recorded as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gains and losses were not material in all periods presented.

Property and equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer equipment	5 years
Software	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

      Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Depreciation expense for the years ended March 31, 2000 and 2001 and March 30, 2002 was $373,000, $984,000 and $1,041,000, respectively.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

      Intangible assets are stated at cost less accumulated amortization and consist of goodwill, assembled workforce and developed technology and are amortized on a straight-line basis over three years. See Note 3 — Business Combinations.

      Amortization expense for the years ended March 31, 2000 and 2001 and March 30, 2002 was $10,859,000, $49,559,000 and $4,580,000, respectively.

Long-lived assets

      Accrue evaluates its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

Revenue recognition

      Revenues are derived from software licenses and related services, which include implementation and integration, technical support, training and consulting. License revenue is recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is probable. Accrue generally does not allow product returns; however, in the past, upon request by a customer and approval of management, certain returns have been allowed. Therefore, provision for estimated product returns are recorded at the time the products are shipped.

      For contracts with multiple elements (e.g. products, maintenance, installation and other services), revenue is allocated to delivered components, normally the license component, of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to Accrue. Accrue recognizes revenue allocated to undelivered products when the criteria for license revenue set forth above are met. Accrue recognizes revenue allocated to maintenance fees, including amounts allocated from product revenue, for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to consulting services, such as installation and training, Accrue generally recognizes revenue as the related services are performed.

      In the event the Company enters into a contract involving significant implementation, customization or services that are essential to the functionality of the software, both the product license revenues and services revenues are recognized in accordance with the provisions of Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, Accrue accounts for the arrangements under the percentage of completion contract method pursuant to SOP No. 81-1. When such estimates are not available, the completed contract method is utilized. Labor hours incurred are used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and services revenue based upon our estimates of fair value for each element and is recognized based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development costs

      Research and development costs are charged to operations as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Amounts that could have been capitalized under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” have been insignificant and therefore no costs have been capitalized to date.

Advertising expense

      Accrue accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended March 31, 2000, 2001 and March 30, 2002 was $203,000, $888,000 and $355,000, respectively.

Stock-based compensation

      Accrue accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, and “Accounting for Stock Issued to Employees,” Financial Accounting Standard Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of Accrue’s stock and the exercise price.

      Accrue accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Connection with Selling Goods or Services.” Under these provisions, equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant.

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

Net loss per share

      Basic net loss per share is computed by dividing the net loss available to common stockholders for the year by the weighted average number of vested common shares outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of vested common shares and potential common shares outstanding during the year. However, as Accrue generated net losses in all years presented, potential common shares, composed of incremental common shares issuable upon the exercise of stock options and shares subject to repurchase, are not included in diluted net loss per share because such shares are anti-dilutive.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of shares used in the calculation of net loss per share follows:

	Year Ended

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands, except per share amounts)
Net loss per share, basic and diluted:
Net loss	$(21,119)	$(211,219)	$(12,107)

Weighted average shares of common stock outstanding	17,784	29,304	30,136
Less: Weighted average shares subject to repurchase	(1,962)	(1,346)	(316)

Shares used in computing net loss per share, basic and diluted	15,822	27,958	29,820

Net loss per share, basic and diluted	$(1.33)	$(7.55)	$(0.41)

Antidilutive options and shares subject to repurchase not included in loss per share calculations	5,229	6,978	5,171

Comprehensive loss

      Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented in the accompanying consolidated statements of stockholders’ equity.

Recent accounting pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accrue adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, “Deferral of the Effective Date the FASB Statement No. 133”, effective April 1, 2001. To date, Accrue has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on its financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Accrue plans to adopt SFAS No. 142 in the first quarter of fiscal 2003. Accrue is currently assessing the potential impact of SFAS No. 142 and does not expect the adoption of SFAS No. 142 will have a material impact on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes FASB Statement No. 121 and APB 30, however, SFAS No. 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Accrue plans to adopt SFAS No. 144 in the first quarter of fiscal 2003, and does not expect the adoption to have a material impact on its financial position or results of operations.

      In November 2001, the EITF reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issue No. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor’s income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. Accrue implemented EITF Issue No. 01-09 in the quarter ended March 30, 2002. The adoption of EITF Issue No. 01-09 did not impact Accrue’s financial position or results of operations.

      In November 2001, the FASB discussed Topic D-103, recharacterized as EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” This issue deals with classification in the income statement of incidental expenses, that in practice are commonly referred to as “out-of-pocket” expenses, incurred by entities that provide services as part of their central ongoing operations. The Task Force reached a consensus that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This issue is effective for fiscal years beginning after December 15, 2001. There were no material out of pocket expenses that required reclassification on the implementation of EITF Issue No. 01-14 in the last quarter of fiscal year 2002.

Note 3 — Business Combinations:

Pooling-of-interests combination

      On September 30, 1999, Accrue completed a merger with Marketwave Corporation (Marketwave) in which Marketwave became a wholly owned subsidiary of Accrue. A total of 2,880,475 shares of common stock were issued in exchange for all the outstanding common stock of Marketwave based on a conversion ratio of 0.1858 shares of Accrue common stock for each share of Marketwave.

      Accrue also assumed the remaining outstanding Marketwave stock options that were subsequently exercised for 344,786 shares of Accrue’s common stock. The transaction was accounted for as a pooling of interests. We presented the fiscal year 2000 consolidated financial statements and related data to represent the combined financial results of the previously separate entities.

Purchase combination

      On January 14, 2000, Accrue acquired privately held, NeoVista Software, Inc. (“NeoVista”). In exchange for the acquisition of all of NeoVista’s outstanding capital stock, Accrue issued NeoVista shareholders 1,782,078 shares of its common stock and reserved approximately 550,000 additional shares for issuance upon the exercise of stock options and warrants of NeoVista which will be assumed by Accrue. The transaction was accounted for using the purchase method of accounting and the results of operations of NeoVista have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $127.9 million, of which $0.7 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management’s estimates of revenues and operating profits related to the projects.

      Intangibles of $2.4 million acquired included developed technology, assembled workforce, sales channel/customer relationships and trademarks. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $127.9 million was recorded and is being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $10.9 million and $34.9 million were recorded for fiscal year 2000 and fiscal year 2001, respectively. Accrue incurred merger-related costs of $3.6 million in fiscal year 2000 in connection with this transaction. These nonrecurring expenses related to transaction costs, employee termination costs, legal and accounting costs, write-off of equipment and other assets, and redundant facility and other costs.

      The following unaudited pro forma financial information reflects the results of operations for the year ended March 31, 2000 as if the acquisition of NeoVista had occurred at the beginning of the fiscal year. The pro forma results exclude the $0.7 million nonrecurring write-off of in-process research and development.

Year Ended March 31
2000

(in thousands, except per
share information)
Revenue	$21,428
Net loss	(63,239)
Net loss per share, basic and diluted	(4.00)

      On July 14, 2000, Accrue acquired specific assets of the InfoCharger division (InfoCharger) of Tantau Software International, Inc. (Tantau). In exchange for specific assets of InfoCharger, Accrue issued 1,667,667 shares of its common stock in addition to a cash payment of $5 million. The transaction was accounted for using the purchase method of accounting and the results of operations of InfoCharger have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $59.2 million, of which $1.5 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use. The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management’s estimates of revenues and operating profits related to the projects.

      Tangible net assets acquired were $0.3 million. Intangibles of $2.7 million acquired included developed technology and assembled workforce. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $54.7 million was recorded and is being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $10.9 million was recorded for fiscal year 2001.

      On September 20, 2000, Accrue acquired Aviator Holding Corporation and its direct and indirect subsidiaries, including its wholly owned subsidiary Pilot Software, Inc. (“Pilot”). In exchange for the acquisition of all of Aviator Holding Corporation’s outstanding common stock, Accrue issued 974,273 shares of its common stock. The transaction was accounted for as a purchase. The results of operations of Pilot have been included in the consolidated financial statements from the date of acquisition. The total purchase price including acquisition related expenses was approximately $29.5 million, of which $3.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use. The value of the

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management’s estimates of revenues and operating profits related to the projects.

      Tangible assets of $1.8 million acquired included cash and marketable securities, receivables, prepaid, and fixed assets. Intangibles of $8.7 million acquired included developed technology, core technology, acquired workforce and customer list. Purchased goodwill, representing purchase price in excess of identified tangible and intangible assets, of approximately $16.0 million was recorded and is being amortized on a straight-line basis over a useful life of three years. Amortization expense of approximately $3.8 million was recorded for fiscal year 2001.

      The following unaudited pro forma financial information reflects the results of operations for the years ended March 31, 2000 and March 31, 2001, as if the acquisitions of Tantau and Pilot had occurred on April 1, 1999. The pro forma results exclude the $4.5 million nonrecurring write-off of in-process research and development for the year ended March 31, 2001, and include amortization of intangibles of $14.6 million and $7.9 million for the years ended March 31, 2000 and March 31, 2001, respectively. The historical results of Tantau are based on its results of operations for the period from February 11, 1999 (inception) to December 31, 1999 and for six months ended June 30, 2000. The historical results of Pilot are based on its results of operations for twelve months ended December 31, 1999 and nine months ended September 30, 2000.

	Year Ended March 31

	2000	2001

	(in thousands, except
	per share information)
Revenue	$34,537	$31,203
Net loss	(53,250)	(185,564)
Net loss per share, basic and diluted	(3.37)	(6.64)

Divestitures

      On June 26, 2001, Accrue Software, Inc., its wholly owned subsidiary NeoVista Software, Inc., and JDA Software Group, Inc. (“JDA”) signed a definitive agreement pursuant to which Accrue transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. JDA granted back to Accrue a royalty free license to use and distribute the Decision Series software and other related intellectual property in certain market segments. Accrue received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account which will be released to Accrue in June 2002, subject to indemnification and escrow provisions set forth in the Agreement. The Company has paid $0.1 million in transaction costs related to the sale of Decision Series Assets. Since Accrue’s basis in the intellectual property sold to JDA was zero, Accrue recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow will be recognized as an additional gain on sale by Accrue if received as contemplated by the Agreement in June 2002.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Balance Sheet Components:

Accounts receivable

	March 31,	March 30,
	2001	2002

	(in thousands)
Accounts receivable	$5,319	$2,297
Less: Allowance for sales returns and doubtful accounts	(3,451)	(345)

	$1,868	$1,952

Prepaid expenses and other current assets

	March 31,	March 30,
	2001	2002

	(in thousands)
Prepaid expenses	$641	$426
Restricted cash, current portion	2,000	—
Other current assets	141	50

	$2,782	$476

Property and equipment

	March 31,	March 30,
	2001	2002

	(in thousands)
Computer equipment	$3,053	$2,955
Software	722	573
Furniture and fixtures	727	752
Leasehold improvements	308	342

	4,810	4,622
Less: Accumulated depreciation	(1,887)	(2,728)

	$2,923	$1,894

Intangible assets

	March 31,	March 30,
	2001	2002

	(in thousands)
Intangibles, cost	$13,735	$12,536
Less: Accumulated amortization	(3,352)	(7,932)

Intangibles, net	$10,383	$4,604

Goodwill impairment charge

      During fiscal year 2001, Accrue performed impairment assessments of the identifiable intangibles and enterprise level goodwill recorded upon the acquisition for stock of NeoVista, InfoCharger and Pilot, which were completed on January 14, July 18 and August 24, 2000, respectively. Accrue’s assessments were performed primarily as a result of the decline in revenues in the second half of the fiscal year 2001, the

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated decline in the projected operating results due to the overall decline in the e-commerce industry and the significant decline in its stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded the market capitalization prior to the impairment charge. As a result of the review, Accrue recorded a charge of $139.7 million in fiscal year 2001 to reduce its enterprise level goodwill. The charge was determined based upon the estimated discounted cash flows using a discount rate of 20%. The assumptions supporting the cash flows including the discount rate were determined using Accrue’s best estimates.

      During fiscal year 2002, we performed impairment assessments of the intangible assets associated with the Pilot acquisition, which are primarily comprised of purchased software and technology. Accrue’s assessments were performed as a result of the declining base of revenues of the Pilot products, the anticipated decline in the projected operating results due to the overall decline in the e-commerce industry and the Company’s focus on its core product, Accrue G2. Based on our assessment, the book value of the intangible assets associated with the developed and core technology exceeded the estimated net realizable value of the Pilot products. As a result of our review, we recorded a charge of $1.2 million in fiscal year 2002 to reduce the intangible assets associated with the Pilot acquisition to the estimated net realizable value. The remaining identifiable intangible balance of approximately $4.6 million, including $2.8 million related to Pilot products, will be amortized over the remaining term of the useful life of the assets established at time of acquisition, which Accrue considers appropriate.

Accrued liabilities

	March 31,	March 30,
	2001	2002

	(in thousands)
Compensation	$1,341	$896
Accrued professional fees	821	333
Customer advances	480	354
Commission payable	393	141
Sales tax	132	71
Other	1,239	568

	$4,406	$2,363

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Commitments and Contingencies:

(a)	Lease obligations

      Accrue leases office space and office equipment under non-cancelable operating leases with various expiration dates through 2005. Future minimum lease payments under non-cancelable operating leases, minimum guaranteed royalty payments, including commitments entered into subsequent to March 30, 2002 are as follows (in thousands):

			Minimum
	Operating	Sub-lease	Royalty
Fiscal Year	Leases	Income	Payments	Total

2003	$877	$(263)	$183	$797
2004	432	(191)	150	391
2005	305	(147)	17	175
2006	10	—	—	10
2007	10	—	—	10
Thereafter	19	—	—	19

Total	$1,653	$(601)	$350	$1,402

      Rent expense, net of sub-lease income, was $436,000, $1,014,000 and $1,442,000 for the years ended March 31, 2000, 2001 and March 30, 2002, respectively.

      In May 2002, in connection with the sale of certain assets related to Pilot and HitList products to Pilot Software Acquisition Corporation, an unrelated third party, Accrue has sub-leased 60% of the Cambridge office facility to Pilot Software Acquisition Corporation. Accrue retained rights to use the Pilot and HitList software technology within its Accrue G2 product pursuant to a separate license agreement for a royalty fee of $200,000 payable in equal installments over the next 24 months.

(b)	Litigation

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

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Holdings, LLC (Platinum) for damages related to tax claims against Pilot Software, Inc. and its subsidiaries arising prior to the date of the acquisition of Pilot Software, Inc.

      There can be no assurance that the matters discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

Note 6 — Borrowings:

      On May 25, 1999, Accrue entered into an irrevocable commitment with a financial institution for a working capital line of credit under which Accrue can borrow up to an aggregate of $2,000,000. This line of credit expired in June 2001. In connection with the line of credit agreement, Accrue granted the financial institution a warrant to purchase 14,000 shares of common stock. On May 16, 2000, the financial institution elected to exercise the warrant and 14,000 shares of Accrue common stock were issued.

      As part of the NeoVista acquisition, Accrue assumed subordinated promissory notes of NeoVista. The outstanding borrowings are collateralized by the capital equipment purchases made under the promissory notes. The notes bear interest at effective rates ranging from 13.7% to 14.7% per annum. The balance of the subordinated promissory notes was paid off in fiscal year 2001.

      As part of the Pilot acquisition, Accrue assumed a line of credit of $1,450,000 drawn by Pilot prior to the acquisition. Accrue repaid the line of credit in fiscal year 2001. The line of credit bore interest at prime.

      In June 2001 Accrue entered into a one-year accounts receivable purchase agreement with a financial institution under which the Company can borrow up to an aggregate of $1.5 million, renewable annually. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. As of March 30, 2002, Accrue has no borrowings pursuant to this agreement.

Note 7 — Stockholders’ Equity:

Convertible preferred stock

      At March 30, 2002, Accrue has no outstanding convertible preferred stock of the 5 million shares authorized. During 2000, all of the 10,353,000 issued and outstanding shares of Accrue’s convertible preferred stock were converted into common stock. 9,033,000 shares were converted into common stock in connection with Accrue’s initial public offering and the remaining 1,320,000 shares were converted into common stock in connection with the Marketwave acquisition.

Common stock

      On August 4, 1999, Accrue issued 4,485,200 shares of its common stock at an initial public offering price of $10 per share, raising $44,852,000 in gross proceeds. Offering proceeds to Accrue, net of approximately $4,040,000 in aggregate underwriters discounts, commissions and related offering expenses, were approximately $40,810,000. At March 30, 2002, Accrue had 741,013 shares of treasury stock.

Stock option plans

      Under Accrue’s 1996 Stock Option Plan (the “Plan”), as amended, Accrue is authorized to issue up to 12,167,670 shares of common stock. Under the Plan, incentive options to purchase Accrue’s common stock may be granted to employees at prices not lower than fair market value at the date of grant, as determined by the Board of Directors. Non-qualified stock options may be granted to employees, directors and consultants, at

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices not lower than 85% of fair market value at the date of grant, as determined by the Board of Directors. The Board also has the authority to set the term of the options (no longer than ten years from date of grant). Options granted generally vest over four years. Unexercised options expire 30 days after termination of employment with Accrue.

      In May 1999, the Board of Directors and stockholders approved the 1999 Directors’ Option Plan (“Directors’ Plan”). The Directors’ Plan provides for automatic grant of an option to purchase 50,000 shares of common stock upon election of each non-employee director and an additional option to purchase 5,000 shares of common stock annually thereafter. The Directors’ Plan provides that initial options shall become exercisable in installments as to 1/48 of the number of shares subject to the option each month after the date of grant. The exercise price of all stock options granted under the Directors’ Plan shall be equal to the fair market value of Accrue’s common stock on the date of grant of the option. Options granted under the Directors’ Plan have a term of ten years. Accrue is authorized to issue up to 450,000 shares of common stock for issuance under the Directors’ Plan.

      Accrue has, in connection with the purchase of Marketwave, assumed the stock option plan of Marketwave. A total of 566,000 shares of Accrue’s common stock have been reserved for issuance under the assumed plan.

      Accrue has, in connection with the purchase of NeoVista, assumed the stock option plans of NeoVista, and issued approximately 550,000 options and warrants to purchase shares of its common stock in exchange for all options and warrants to purchase shares of NeoVista common stock.

      Concurrent with the acquisition of Pilot, Accrue initiated the 2000 Non-Executive Stock Option Plan in September 2000. 743,000 shares were granted to former Pilot employees who joined Accrue subsequent to the acquisition.

      During January 2002, Accrue announced a voluntary stock option exchange program for certain of its employees and directors. Under the program, certain of Accrue’s employees and directors were given the opportunity to cancel outstanding stock options previously granted to them that had an exercise price in excess of $4.13 per share in exchange for an equal number of new options to be granted at a future date, which will be at least six months and a day from the cancellation date, provided such person remains an employee or director of the Company. The exercise price of these new options will be equal to the fair market value of Accrue’s common stock on the date of grant, which is expected to be determined during September 2002. Each new option will have a vesting commencement date of September 30, 2001 and a three-year vesting schedule, with  1/3 of the options vesting on the first anniversary of the vesting commencement date (September 30, 2002) and  1/36 of the options vesting at the end of each month for the succeeding 24 months. The exchange program is not expected to result in any additional stock-based compensation charge or variable plan accounting. During March 2002, 1.1 million options with a weighted average exercise price of $ 19.82 were tendered and cancelled under this program.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the Plans is as follows:

		Outstanding Options

	Shares			Weighted	Weighted
	Available			Average	Average
	for	Number		Aggregate	Exercise
	Grant	of Shares	Exercise Price	Price	Price

	(in thousands except per share data)
Balances, March 31, 1999	1,671	2,560	$0.01-$ 0.75	$663	$0.26
Shares reserved	1,948	—	—	—	—
Options granted	(3,206)	3,206	$0.44-$50.81	48,018	$14.98
Options exercised	—	(2,130)	$0.01-$12.92	(874)	$0.48
Options canceled	399	(399)	$0.12-$50.38	(4,956)	$12.33

Balances, March 31, 2000	812	3,237	$0.01-$50.81	42,851	$13.07
Shares reserved	3,545	—	—	—	—
Options granted	(5,713)	5,713	$0.19-$33.88	59,428	$10.46
Options exercised	—	(552)	$0.01-$ 9.00	(929)	$1.68
Options canceled	1,918	(1,918)	$0.12-$50.38	(37,517)	$19.56

Balances, March 31, 2001	562	6,480	$0.12-$50.81	63,833	$9.85
Shares reserved	2,373	—	—	—	—
Options expired	(227)	—	—	—	—
Options granted	(2,460)	2,460	$0.22-$ 0.89	990	$0.40
Options exercised	—	(97)	$0.24-$ 1.00	(52)	$0.53
Options canceled	3,843	(3,843)	$0.12-$50.38	(52,031)	$13.54

Balances, March 30, 2002	4,091	5,000	$0.12-$50.81	$12,740	$2.55

      The following table summarizes information with respect to stock options outstanding at March 30, 2002:

Options Outstanding
				Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

(in thousands except per share data)
$0.12 - $ 0.28	1,085	7.23	$0.21	379	$0.21
$0.35 - $ 0.75	1,730	8.94	$0.53	134	$0.56
$0.89 - $ 2.06	1,498	8.79	$1.19	597	$1.29
$2.25 - $ 4.14	163	7.68	$2.34	93	$2.33
$7.55 - $14.13	93	7.80	$8.66	55	$8.64
$16.25 - $24.00	401	8.24	$18.66	208	$19.07
$31.50 - $50.81	30	8.15	$37.94	28	$36.81

	5,000	8.97	$2.55	1,494	$4.42

      At March 31, 2000, 2001 and March 30, 2002 vested options to purchase 525,000, 854,000 and 1,494,000 shares of common stock respectively, were unexercised.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Employee Stock Purchase Plan

      In May 1999, the Board of Directors and stockholders approved the 1999 Employee Stock Purchase Plan (“Purchase Plan”).

      Accrue intends for the Purchase Plan to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of Accrue’s common stock at the beginning or end of the offering period. Accrue has reserved 700,000 shares of common stock for issuance under the Purchase Plan. Accrue issued 176,000 and 120,000 shares for employee stock purchases in years ended March 31, 2001 and March 30, 2002, respectively. At March 31, 2001 and March 30, 2002, 463,000 and 347,000 shares, respectively, remained available for purchase under the Purchase Plan.

     Stock-based compensation

      During 1999, Accrue issued stock purchase rights and options to certain employees under the Plan with exercise prices below the deemed fair market value of Accrue’s common stock at the date of grant. In accordance with the requirements of APB 25, Accrue has recorded deferred stock-based compensation for the differences between the purchase price of stock issued to employees under stock purchase rights or the exercise price of the stock options and the deemed fair market value of Accrue’s stock at the date of grant. This deferred stock-based compensation is amortized to expense over the period during which Accrue’s right to repurchase the stock lapses or options become exercisable, generally four years. Since inception to March 30, 2002, Accrue has recorded deferred stock-based compensation related to these options in the total amount of $9,906,000, of which $4,344,000, $2,190,000 has been amortized and $276,000 credited to expense during the years ended March 31, 2000, 2001 and March 30, 2002, respectively.

      In January 2001, Mr. Rick Kreysar stepped down from his role as president and chief executive officer. Mr. Kreysar’s vesting in his option was accelerated by one year based on his employment agreement with Accrue. Approximately $1,104,000 was recorded in stock based compensation expense for the year ended March 31, 2001 related to the acceleration of the vesting in his option.

      If the stock-based compensation for the periods had been allocated across the relevant functional expense categories within operating expenses, the allocation would be as follows:

	Years Ended

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands)
Research and development	$1,492	$764	$(28)
Sales and marketing	1,263	636	(107)
General and administrative	1,589	790	(141)

	$4,344	$2,190	$(276)

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information is presented in accordance with the disclosure requirements of SFAS 123. The fair value of option granted and shares purchased under the Plan and the Purchase Plan has been estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants:

	March 31,	March 31,	March 30,
	2000	2001	2002

Risk-free interest rates	6.75%	4.64%	4.74%
Expected life	5 years	5 years	5 years
Expected dividends	—	—	—
Volatility	120%	192%	172%

      The weighted average fair value of the options granted was $14.32, $9.43 and $0.40 per share for the years ended March 31, 2000, 2001 and 2002, respectively. The weighted average price of the stock sold under the Purchase Plan was $5.40 and $0.34 for the years ended March 31, 2001 and March 30, 2002, respectively.

      Had compensation expense for our fixed stock option and employee stock purchase plans been determined based on the fair value at the grant date for the awards consistent with the provisions of SFAS 123, the pro forma net loss would have been reported as follows:

	Years Ended

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands, except per share information)
Net loss — as reported	$(21,119)	$(211,219)	$(12,107)
Net loss — pro forma	$(24,546)	$(235,393)	$(21,443)
Net loss per share — as reported	$(1.33)	$(7.55)	$(0.41)
Net loss per share — pro forma	$(1.55)	$(8.42)	$(0.72)

      Such pro forma disclosures may not be representative of future compensation cost because options generally vest over several years and additional grants are made each year.

Note 8 — Profit Sharing Plan:

      Accrue sponsors a 401(k) Profit Sharing Plan covering all of its domestic employees. Under this plan, participating employees may elect to contribute up to 20% of their cash compensation, subject to certain limitations. Accrue may elect to make contributions to the plan at the discretion of the Board of Directors. No contributions have been made by Accrue at March 31, 2002. All employee contributions are 100% vested.

Note 9 — Income Taxes:

      There was no provision for income taxes for the years ended March 31, 2000, 2001, and March 30, 2002, respectively.

      At March 30, 2002, Accrue has federal and state net operating loss carryforwards of approximately $102.0 million and $69.4 million, respectively, available to offset future regular and alternative minimum taxable income, if any. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011 and the state net operating loss carryforwards have begun to expire in 2001. Approximately $52.7 million and $10 million of federal and state net operating loss carryforwards, respectively, related to acquired entities have begun to expire in 2002.

      In addition, Accrue has federal and state tax credits of approximately $3.4 million and $2.4 million, respectively, to offset future tax liabilities, if any. The federal tax credits will begin to expire in 2017.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For federal and state tax purposes, a portion of Accrue’s net operating loss carryforwards may be subject to certain limitations on utilization in case of a change in ownership, as defined by federal and state tax law.

      Temporary differences which give rise to significant portions of deferred tax assets and liabilities are as follows:

	March 31,	March 30,
	2001	2002

	(in thousands)
Deferred tax assets and liabilities:
Net operating loss carryforwards	$35,730	$36,546
Capitalized start up costs	2	71
Capitalized research and development costs	2,745	2,272
Research and development credit	4,163	4,979
Other	565	282

	43,205	44,150
Intangibles due to acquisitions	(4,126)	(2,307)

Deferred tax assets	39,079	41,843

Valuation allowance	(39,079)	(41,843)

	$—	$—

      Accrue has recorded a full valuation allowance due to uncertainties concerning the recovery of the deferred tax assets. The valuation allowance increased by $28,527,000, $5,005,000 and $2,764,000 in fiscal years 2000, 2001 and 2002, respectively.

      The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Years Ended

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands)
Tax provision at statutory rates	$(7,180)	$(71,756)	$(4,068)
State taxes, net of federal benefit	(1,232)	(12,122)	(687)
Permanent differences and other	4,469	79,496	2,703
Research and development credit	—	(623)	711
Increase in valuation allowance	28,527	5,005	2,763
Benefit assumed by acquisition of NeoVista	(24,584)	—	—

Total provision for income taxes	$—	$—	$—

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Significant Customer and Geographic Information:

      Accrue has one reportable segment. Management uses one measurement of profitability for its business. Accrue markets its products and related services to customers in many industries in the United States of America, Europe and Asia-Pacific regions. Revenue by geographic region is as follows:

	Years Ended

	March 31,	March 31,	March 30,
	2000	2001	2002

	(in thousands)
United States of America	$16,693	$20,490	$8,676
Foreign	2,171	5,144	5,632

	$18,864	$25,634	$14,308

      No customer individually accounted for more than 10% of revenues in fiscal years 2000, 2001 and 2002. At March 30, 2002, two customers accounted for 16% and 17%, respectively, of total accounts receivable.

Note 11 — Subsequent Events:

Compensation Arrangement

      On April 17, 2002, Bruce Armstrong was granted non-qualified stock options to purchase 300,000 shares of the Company’s common stock, which vest monthly over two years, in his capacity as a Director and a consultant on corporate development and capital raising matters. This option grant will be accounted for as a non-employee option. Additionally, Mr. Armstrong will receive a cash performance bonus in an amount to be determined by the Board of Directors.

Transfer of stock listing to Nasdaq SmallCap Market System

      On May 12, 2002, Accrue Software, Inc. announced the transfer of its stock listing from the Nasdaq National Market System to the Nasdaq SmallCap Market System, which was effective at the market’s opening on May 13, 2002. The Company’s common stock will continue to trade under the symbol ACRU on the Nasdaq SmallCap Market.

Divestiture of Pilot and HitList technology assets

      On May 30, 2002, Accrue Software, Inc. and certain of its wholly owned subsidiaries including Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd. and Thorn EMI Computer Software Ltd, (collectively, “Accrue”) and Pilot Software Acquisition Corp. and Pilot Software Services Corp. (collectively, the “Purchaser”) executed an asset purchase agreement (the “Agreement”) pursuant to which Accrue sold and transferred to the Purchaser intellectual property and technology assets (including the Pilot and HitList software products), certain related customer contracts, certain other assets and liabilities (collectively, the “Assets”) for $1.5 million in cash. The consideration of $1.5 million was based on the fair market value of the Assets as of May 30, 2002, as determined in good faith by Accrue and the Purchaser.

      In connection with the sale of the Assets, Accrue retained rights to use the Pilot and HitList software technology within its Accrue G2 product pursuant to a separate license agreement dated May 30, 2002 (the “License Agreement”) for a royalty fee of $200,000 payable in equal installments over the next 24 months. Additionally, Pilot Software Services Corp., an entity affiliated with Pilot Software Acquisition Corp., will provide to Accrue support services for the Pilot and HitList software technology pursuant to a separate support agreement dated May 30, 2002. Pilot Software Acquisition Corp. and Pilot Software Services Corp. are newly established companies formed by institutional investors who are not affiliated with Accrue.

ACCRUE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Release of Escrow balance from divestiture of Decision Series technology asset

      On June 26, 2002, Accrue collected the remaining balance of $0.5 million which was placed in an escrow account subject to indemnification and escrow provisions set forth in the agreement between Accrue and JDA Software Group, Inc. in connection with the sale of Decision Series technology asset in June 2001. Accrue will recognize $0.5 million in the fiscal year 2003 as gain on sale of technology asset in addition to $4.3 million gain recognized in fiscal year 2002.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Accrue Software, Inc.

      Our audits of the consolidated financial statements referred to in our report dated May 9, 2002, except as to Note 11, which is as of June 26, 2002, appearing in the 2002 Annual Report to Shareholders of Accrue Software, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

May 9, 2002

SCHEDULE II

ACCRUE SOFTWARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at			Balance at
	Beginning of Year	Additions	Write-Offs	End of Year

Allowance for sales returns and doubtful accounts:
Year end March 31, 2000	$121	$419	$(123)	$417
Year end March 31, 2001	417	3,268	(594)	3,451
Year end March 30, 2002	3,451	106	(3,212)	345
Valuation allowance for deferred tax assets:
Year end March 31, 2000	5,547	28,527	—	34,074
Year end March 31, 2001	34,074	5,005	—	39,079
Year end March 30, 2002	39,079	2,764	—	41,843

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report be signed on its behalf by the undersigned, thereunto duly authorized.

ACCRUE SOFTWARE, INC.

By:	/s/ JONATHAN D. BECHER

Jonathan D. Becher
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. CARSON

Gregory S. Carson
Chief Financial Officer

Date: June 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN D. BECHER Jonathan D. Becher	Interim President and Chief Executive Officer (Principal Executive Officer)	June 28, 2002

/s/ GREGORY S. CARSON Gregory S. Carson	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2002

/s/ BRUCE ARMSTRONG Bruce Armstrong	Director	June 28, 2002

/s/ YORGEN EDHOLM Yorgen Edholm	Director	June 28, 2002

/s/ DAVID FOLKMAN David Folkman	Director	June 28, 2002

/s/ MAX D. HOPPER Max D. Hopper	Director	June 28, 2002

/s/ ZEV LADERMAN Zev Laderman	Director	June 28, 2002

/s/ JONATHAN NELSON Jonathan Nelson	Director	June 28, 2002

/s/ ROBERT SMELICK Robert Smelick	Chairman of the Board of Directors	June 28, 2002

Exhibit Index

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

1.1	Underwriting Agreement dated July 29, 1999	S-1	5/27/99	1.1
2.1	Form of Agreement and Plan of Merger and Reorganization dated at September 14, 1999, among Accrue Software, Inc., Marketwave Acquisition Corp., Marketwave Corporation and Shareholders of Marketwave Corporation	8-K	10/12/99	2.1
2.2	Form of Agreement and Plan of Merger and Reorganization dated at November 17, 1999, among Accrue Software, Inc., NeoVista Acquisition Corp. and NeoVista Software, Inc.	8-K	1/31/00	2.1
2.3	Form of Asset Purchase Agreement dated as of June 30, 2000, by and between the Accrue Software, Inc., Tantau Software, Inc., and Tantau Software International, Inc.	8-K	7/26/00	2.1
2.4	Form of Agreement and Plan of Merger dated as of August 24, 2000, among Accrue Software, Inc., Aviator Holding Corporation, Pilot Software, Inc. and the sole stockholder of Aviator Holding Corp.	8-K	9/20/00	2.1
2.5	Form of Asset Purchase Agreement dated as of May 30, 2002, by and between Accrue Software, Inc., Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd, Thorn EMI Computer Software Ltd, Pilot Software Acquisition Corp. and Pilot Software Services Corp.	8-K	6/13/02	2.1
2.6	Asset Purchase Agreement dated as of June 26, 2001 among Accrue Software, Inc., NeoVista Software, Inc. and JDA Software Group, Inc.	8-K	7/11/01	2.1
3.1	Amended and Restated Certificate of Incorporation of Accrue Software, Inc.	S-1	5/27/99	3.1
3.2	Amended and Restated Certificate of Incorporation of Accrue Software, Inc. (proposed)	S-1	5/27/99	3.2
3.3	Amended and Restated Bylaws of Accrue Software, Inc.	S-1/A	7/6/99	3.2
4.1	Specimen Stock Certificate	S-1/A	7/20/99	4.1
4.2	Form of Investor Rights Agreement, dated September 30, 1999, among Accrue Software, Inc. and the Shareholders of Marketwave Corporation	8-K	10/12/99	4.1
4.3	Marketwave Corporation 1997 Stock Option Plan	S-8	2/1/00	4.1
4.4	NeoVista Software, Inc. 1991 Incentive Stock Option Plan	S-8	2/1/00	4.2
4.5	NeoVista Software, Inc. 1991 Non-Qualified Stock Option Plan	S-8	2/1/00	4.3
4.6	2000 Non-Executive Stock Option Plan	S-8	6/29/01	4.6
4.7	Form of Investors’ Rights Agreement, dated as of July 14, 2000, by and between Accrue Software, Inc. and Tantau Software, Inc.	8-K	7/26/00	4.1

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	Date	Number		Herewith

4.8		Form of Investor Rights Agreement, dated September 20, 2000, between the Accrue Software, Inc. and the sole stockholder of Aviator Holding Corp.	8-K	9/21/00	4.1
4.9		Offer to Employees and Directors of Accrue to Exchange Options, dated January 31, 2002	SC TO-I	1/31/02	(a	)(1)
10.1		Form of Indemnification Agreement between Accrue Software, Inc. and each of its officers and directors	S-1	5/27/99	10.1
10.2		Common Stock Purchase Warrant issued to Sterling Payot Company on May 3, 1996, exercisable for 350,000 shares of Common Stock and letter amendment dated May 23, 1999 between Accrue Software, Inc. and Sterling Payot Company	S-1	5/27/99	10.2
10.3		1996 Stock Plan, as amended August 13, 1998, May 23, 1999, and August 31, 2000 and form of agreement thereunder	10-Q	11/14/00	10.3
10.4		Employment letter agreement effective February 1996 between Accrue Software, Inc. and Bob Page	S-1	5/27/99	10.4
10.5	*	Software License Agreement dated July 1, 1997 between Accrue Software, Inc. and VI/ Visualize, Inc.	S-1	5/27/99	10.5
10.6		Loan and Security Agreement dated September 19, 1997 between Accrue Software, Inc. and Silicon Valley Bank, as amended by the Loan Modification Agreement dated April 9, 1999	S-1	5/27/99	10.6
10.7		Settlement Agreement dated March 3, 1998 between Accrue Software, Inc. and Simon Roy, as amended by Amendment No. 1 dated April 29, 1998	S-1	5/27/99	10.7
10.8		Settlement Agreement and Mutual Release dated May 13, 1998 between Accrue Software, Inc. and William R. Stein	S-1	5/27/99	10.8
10.9		Employment letter agreement dated June 16, 1998 between Accrue Software, Inc. and Richard D. Kreysar	S-1	5/27/99	10.9
10.1	0	Second Amended and Restated Investor Rights Agreement dated August 13, 1998	S-1	5/27/99	10.10
10.1	1	Employment letter agreement dated November 5, 1998 between Accrue Software, Inc. and Brett Kilpatrick	S-1	5/27/99	10.11
10.1	2	Standard Sublease dated February 25, 1999 between Accrue Software, Inc. and Premisys Communications, Inc., as sublessor, and Lease Agreement dated June 4, 1998 between Premisys Communications, Inc. and Aetna Life Insurance Company, as master landlord, for 48634 Milmont Drive, Fremont, CA 94538	S-1	5/27/99	10.12
10.1	3*	OEM Agreement dated March 29, 1999 between Accrue Software, Inc. and Informix Software, Inc.	S-1	5/27/99	10.13
10.1	4	1999 Employee Stock Purchase Plan dated May 23, 1999 and form of agreement thereunder	S-1	5/27/99	10.14

			Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.1	5	1999 Directors’ Stock Option Plan dated May 23, 1999 and form of agreement thereunder	S-1	5/27/99	10.15
10.1	6	Loan Modification Agreement with Silicon Valley Bank dated June 22, 1999	S-1/A	7/6/99	10.16
10.1	7	Warrant Purchase Agreement with Silicon Valley Bank dated May 25, 1999	S-1	5/27/99	10.17
10.1	8	Employment letter agreement dated March 3, 1999 between Accrue Software, Inc. and Gregory C. Walker	S-1	5/27/99	10.18
10.1	9	Employment letter agreement dated September 22, 1999 between Accrue Software, Inc. and Bob Wyman	10-Q	8/14/00	10.19
10.2	0	Employment letter agreement dated November 28, 1999 between Accrue Software, Inc. and Jonathan Becher	10-Q	8/14/00	10.20
10.2	1	Employment letter agreement dated May 26, 2000 between Accrue Software, Inc. and Ron Yu	10-Q	8/14/00	10.20
10.2	2*	Software License Agreement dated as of July 1, 2000 between VI/Visualize, Inc. and Accrue Software, Inc.	10-Q	11/14/00	10.22
10.2	3	Separation Agreement and Mutual Release dated March 24, 2001 between Richard D. Kreysar and Accrue Software, Inc.	10-K	6/29/01	10.25
10.2	4	Employment letter agreement dated February 26, 2001 between Accrue Software, Inc. and Judson Groshong	10-K/A	7/6/04	10.24
10.2	5	Employment letter agreement dated March 8, 2001 between Accrue Software, Inc. and Jeffery Walker	10-K	6/29/01	10.25
10.2	6	Separation Agreement and Mutual Release dated June 12, 2001 between Gregory C. Walker and Accrue Software, Inc.	10-K	6/29/01	10.26
10.2	7**	Software License Agreement between Lycos Europe GMBH and Accrue Software, Inc. dated as of June 22, 2001	10-Q	11/13/02	10.27
10.2	8	Employment letter agreement dated September 19, 2001 between Accrue Software, Inc. and Richard J. D’Angelo	10-Q	2/12/02	10.28
10.2	9	Employment letter agreement dated May 15, 2001 between Accrue Software, Inc. and P.K. Karnik	10-Q	11/13/02	10.29
10.3	0	Employment letter agreement dated May 23, 2001 between Accrue Software, Inc. and Denise Senter-Loyola	10-Q	11/13/02	10.29
10.3	1	Employment letter agreement dated October 3, 2001 between Accrue Software, Inc. and Greg Carson	10-Q	2/12/02	10.31
10.3	2	Form of License Agreement, dated as of May 30, 2002, by and between Accrue Software, Inc. and Pilot Software Acquisition Corp.	8-K	6/13/02	2.1
10.3	3	Form of Support Agreement dated as of May 30, 2000 by and between the Accrue Software, Inc. and Pilot Software Services Corp.	8-K	6/13/02	2.1

			Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.3	4	Form of Second Amendment to Sublease between Premisys Communications, Inc. and Accrue Software Inc. dated February 11, 2002				X
10.3	5	Form of Office Lease Agreement between EOP-One Canal Park, LLC and Accrue Software Inc., dated 3/14/01				X
10.3	6	Letter agreement between Accrue Software, Inc. and Bruce Armstrong dated April 17, 2002				X
10.3	7	Form of Separation Agreement and Mutual Release dated May 10, 2001 between Jeffrey Walker and Accrue Software, Inc.				X
10.3	8	Form of General Release dated May 10, 2001 between Richard D’Angelo and Accrue Software, Inc.				X
23.1		Consent of Independent Accountants				X

*	Confidential treatment has been granted with respect to certain portions of this Exhibit which has been filed separately with the Commission.

**	Confidential treatment has been requested with respect to certain portions of this Exhibit which has been filed separately with the Commission.