Form 10-Q
period 2002-06-29
ACCRUE SOFTWARE INC
filed 2002-08-13
CIK 1087243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 29, 2002

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

Yes   [X]               No   [   ]

     As of June 29, 2002, there were 30,109,501 shares of the registrant’s Common Stock outstanding.

ACCRUE SOFTWARE, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 30,	JUNE 29,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,646	$2,256
Accounts receivable, net	1,952	768
Prepaid expenses and other current assets	476	308

Total current assets	5,074	3,332
Property and equipment, net	1,894	1,339
Goodwill and intangible assets, net	4,604	1,443
Other assets	200	200

Total assets	$11,772	$6,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$633	$416
Accrued liabilities	2,363	1,748
Deferred revenue	3,146	1,192

Total current liabilities	6,142	3,356

Stockholders’ equity:
Preferred stock, $0.001 par value: Authorized 5,000 shares; issued and outstanding: none	—	—
Common stock,$0.001 par value: Authorized 75,000 shares; issued and outstanding: 30,109 shares	31	31
Additional paid-in capital	263,836	263,910
Deferred stock-based compensation	(93)	(120)
Accumulated other comprehensive income	72	66
Accumulated deficit	(258,216)	(260,929)

Total stockholders’ equity	5,630	2,958

Total liabilities and stockholders’ equity	$11,772	$6,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED

	JUNE 30,	JUNE 29,
	2001	2002

Net revenue:
Software license	$1,147	$428
Maintenance and service	2,470	1,470

Total net revenue	3,617	1,898

Cost of revenue:
Software license	105	33
Maintenance and service	2,133	1,046

Total cost of revenue	2,238	1,079

Gross profit	1,379	819

Operating expenses:
Research and development	2,122	1,082
Sales and marketing	1,489	926
General and administrative	1,323	1,078
Amortization of intangibles	1,145	543
Stock-based compensation expense	209	47

Total operating expenses	6,288	3,676

Loss from operations	(4,909)	(2,857)
Other income (expense), net	134	(155)
Gain on sale of technology assets	4,306	299

Net loss	$(469)	$(2,713)

Net loss per share, basic and diluted	$(0.02)	$(0.09)

Shares used in computing net loss per share, basic and diluted	29,821	29,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	THREE MONTHS ENDED

	JUNE 30,	JUNE 29,
	2001	2002

Cash flows from operating activities:
Net loss	$(469)	$(2,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of technology asset	(4,306)	(299)
Depreciation and amortization	1,417	801
Loss on sale of fixed assets	—	4
Fixed assets written off	—	149
Provision for sales returns and doubtful accounts	—	12
Stock-based compensation expense	209	47
Changes in operating assets and liabilities:
Accounts receivable	812	1,231
Prepaid expenses and other current assets	399	153
Other assets	—	—
Accounts payable	(640)	(219)
Accrued liabilities	(1,053)	(623)
Accrued costs related to merger and acquisition	(26)	—
Deferred revenue	(968)	(740)

Net cash used in operating activities	(4,625)	(2,197)

Cash flows from investing activities:
Net proceeds from sale of technology assets	4,306	1,873
Proceeds from sale of fixed assets	—	2
Acquisition of property and equipment	—	(24)

Net cash provided by investing activities	4,306	1,851

Cash flows from financing activities:
Proceeds from stock options and warrants exercised	9	—
Proceeds from release of restricted cash held for financing commitments	2,000	—
Repurchase of common stock	(29)	—
Repayment of short term borrowings	(2,000)	—

Net cash used in financing activities	(20)	—
Effect of exchange rate changes on cash	(41)	(44)

Net decrease in cash and cash equivalents	(380)	(390)
Cash and cash equivalents at beginning of period	11,951	2,646

Cash and cash equivalents at end of period	$11,571	$2,256

Supplemental disclosure of cash flow information:
Interest paid	$24	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended March 30, 2002, which are contained in the Company’s Annual Report on Form 10-K. The results of operations for the current interim period are not necessarily indicative of results to be expected for the full year ending March 29, 2003 or other future periods.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal year since inception. For the three months ended June 29, 2002, Accrue incurred an operating loss of $2.9 million and negative cash flows from operations of $2.2 million. As of June 29, 2002, Accrue had an accumulated deficit of $260.9 million and a working capital deficit of $24,000. Management expects operating losses and negative cash flows to continue for the foreseeable future due to a decline in projected revenues in comparison to fiscal 2002. Our current cash resources are insufficient to fund our business as it has historically been conducted. If we cannot raise funds quickly, it is likely that we will not be able to continue our business as a going concern. We are evaluating various initiatives to improve our cash position, including selling additional stock, selling assets, incurring additional debt, implementing further restrictions on spending and other cash generating initiatives. Additional financing, if available at all, may not be available on terms that are acceptable to Accrue because of the uncertainty prevailing in the current market climate. Accrue may not be successful in implementing or negotiating such other arrangements to improve its cash position. If Accrue raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of its current stockholders. Any such financing will be dilutive to existing stockholders. Failure to quickly improve our cash position could have a material adverse effect on Accrue’s ability to continue as a going concern and to achieve its intended business objectives.

     The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 was effective for the Company beginning March 31, 2002 for existing goodwill and intangible assets. See Note 5 to the Consolidated Financial Statements for additional discussion on the impact of SFAS No. 141 and No. 142.

     In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 was effective for the Company beginning March 31, 2002. The adoption of SFAS No.144 had no impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of SFAS No. 146 on its financial position or results of operations.

Note 3 — Net loss per share

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

     At June 29, 2002 and June 30, 2001, options to purchase 4,441,000 and 6,167,000 shares, respectively, of the Company’s common stock were outstanding, and 160,553 and 394,000 shares, respectively, of common stock issued are subject to repurchase and could potentially dilute earnings per share in future periods.

     A reconciliation of shares used in the calculation of net loss per share follows (in thousands, except per share data):

	Three Months Ended

	June 30,	June 29,
	2001	2002

NET LOSS PER SHARE, BASIC AND DILUTED:
Net loss	$(469)	$(2,713)

Weighted average shares of common stock outstanding	30,267	30,110
Less: weighted average shares subject to repurchase	(446)	(161)

Weighted average shares used in computing net loss per share, basic and diluted	29,821	29,949

Net loss per share, basic and diluted	$(0.02)	$(0.09)

Note 4 — Equity Transactions

     During the three months ended June 29, 2002 and June 30, 2001, 625 and 20,145 shares of common stock, respectively, were exercised pursuant to our stock option plans.

Note 5 — Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. Further, SFAS No. 142 requires us to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. We will then have a transition period of six months from the date of adoption to determine if the goodwill has been impaired. We expect to complete the impairment test during the second quarter of fiscal 2003. Any goodwill impairment loss (measured as of the beginning of the fiscal year of adoption) will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. We will also be required to review our other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. We have not yet determined what further effect these impairment tests will have on our results from operations and financial position. In accordance with this statement, the Company reassessed the classification of its intangible assets as of March 31, 2002, and reclassified $1.1 million of assembled workforce, net of accumulated amortization, to goodwill, which will no longer be amortized.

     The following is a summary of reported net loss and loss per share as adjusted to exclude amortization of goodwill and assembled workforce for the three-month periods ended June 29, 2002 and June 30, 2001:

	Three Months Ended

In thousands, except per share data	June 30, 2001	June 29, 2002

Reported net loss	$(469)	$(2,713)
Assembled workforce amortization	256	—

Adjusted net loss	$(213)	$(2,713)

Basic and diluted net loss per share:
Reported net loss	$(0.02)	$(0.09)
Assembled workforce amortization	0.01	—

Adjusted net loss per share	$(0.01)	$(0.09)

     The changes in the carrying amount of goodwill for the three months ended June 29, 2002, are as follows:

Three Months Ended
In thousands	June 29, 2002

Balance as of beginning of period	$—
Reclassification of assembled workforce	1,106

Amount written off related to sale of Pilot technology assets	(603)

Balance as of end of period	$503

     Intangible assets subject to amortization were as follows:

	March 30,	June 29,
In thousands	2002	2002

Developed and core technology	$9,437	$3,149
Customer relationships	100	100
Trademarks/tradenames	1,131	40
Less: Accumulated amortization of developed and core technology	(6,489)	(2,233)
Accumulated amortization of customer relationships	(75)	(83)
Accumulated amortization of trademarks / tradenames	(606)	(33)

Net intangibles	$3,498	$940

     Amortization expense related to intangible assets was $0.5 million and $1.1 million for the three months ended June 29, 2002 and June 30, 2001, respectively. The future amount of amortization expense is as follows:

In thousands
Remaining nine months of the fiscal year ended March 29,2003	$744
Three months of the fiscal year ended April 3, 2004	196

Total	$940

Note 6 — Significant Customer and Geographic Information

     Accrue has one reportable segment. Management uses one measurement of profitability for its business. Accrue markets its products and related services to customers in many industries in the United States of America, Europe and Asia-Pacific regions. Revenue by geographic region is as follows:

	Three Months Ended

	June 30,	June 29,
In thousands	2001	2002

United States	$2,232	$1,141
International	1,385	757

	$3,617	$1,898

     No one customer accounted for more than 10% of revenue for the three months ended June 29, 2002 and June 30, 2001. At June 29, 2002, two customers accounted for 24 % and 30%, respectively, of total accounts receivable. The Company believes that these customers are of good credit standing.

Note 7 — Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net loss foreign currency translation adjustments, the impact of which is excluded from net income (loss) and is included in stockholders’ equity. A summary of comprehensive loss is as follows:

	Three Months Ended

	June 30,	June 29,
In thousands	2001	2002

Net loss	$(469)	$(2,713)
Foreign currency translation gain (loss)	99	(6)

Total comprehensive loss	$(370)	$(2,719)

Note 8 — Gain on Sale of Technology Assets

     On June 26, 2001, Accrue Software, Inc. and its wholly owned subsidiary NeoVista Software, Inc. (“NeoVista”) signed a definitive agreement (the “Agreement”) with JDA Software Group, Inc. (“JDA”) pursuant to which Accrue and NeoVista transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. Pursuant to the Agreement, JDA granted back to Accrue a royalty-free license to use and distribute the Decision Series software and other related intellectual property in certain market segments. Accrue received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account which will be released to Accrue in June 2002, subject to indemnification and escrow provisions set forth in the Agreement. Accrue accrued $132,000 in transaction costs related to the sale of Decision Series Assets. Since Accrue’s basis in the intellectual property sold to JDA was zero, Accrue recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow was received in June 2002 and therefore was recognized as an additional gain on sale by Accrue.

     On May 30, 2002, Accrue Software, Inc. and certain of its wholly owned subsidiaries including Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd. and Thorn EMI Computer Software Ltd, (collectively, the “Seller”) and Pilot Software Acquisition Corp. and Pilot Software Services Corp. (collectively, the “Purchaser”) executed an asset purchase agreement (the “Purchase Agreement”) pursuant to which the Seller sold and transferred to the Purchaser intellectual property and technology assets (including the Pilot and HitList software products), certain related customer contracts, certain other assets and liabilities (collectively, the “Assets”) for $1.5 million in cash, and assumption of certain liabilities, principally future service obligations on prepaid maintenance contracts, totaling $1.2 million. The consideration of $1.5 million was based on the fair market value of the Assets as of May 30, 2002, as determined in good faith by the Seller and the Purchaser. Accrue paid $0.1 million in transaction costs related to the sale of the assets. Since Accrue’s basis in the Assets sold to Purchaser was $2.8 million, Accrue recognized a loss of $0.2 million from the transaction.

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

Note 9 — Commitments and Contingencies

Commitments:

     Accrue leases office space and office equipment under non-cancelable operating leases with various expiration dates through 2009. Future minimum lease payments under non-cancelable operating leases, minimum guaranteed royalty payments are as follows:

	Operating	Sub-lease	Minimum Royalty
In thousands	Leases	Income	Payments	Total

July 1, 2002 - June 30, 2003	$760	$(255)	$200	$705
July 1, 2003 - June 30, 2004	387	(177)	92	302
July 1, 2004 - June 30, 2005	231	(132)	—	99
July 1, 2005 - June 30, 2006	10	—	—	10
July 1, 2006 - June 30, 2007	10	—	—	10
Thereafter	17	—	—	17

Total	$1,415	$(564)	$292	$1,143

     Rent expense, net of sub-lease income, was $229,000 and $351,000 for the three months ended June 29, 2002 and June 30, 2001, respectively.

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

     The Company has a letter of credit outstanding in connection with an office lease in the amount of $0.2 million. This letter of credit is collateralized by a certificate of deposit held by the bank issuing the letter of credit.

     In June 2001, we entered into an at-will, one-year accounts receivable purchase agreement with a financial institution under which we can borrow up to an aggregate of $1.5 million, subject to the approval of assigned receivables by the lender. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. This facility renewed for a one year period in June, 2002. As of June 29, 2002, we have no borrowings pursuant to this agreement.

Contingencies:

     On February 20, 1999, Execplan Sistemas Executivos Ltda., a former distributor of our wholly-owned subsidiary Pilot Software, Inc.’s products in Brazil, filed a claim for arbitration with the American Arbitration Association in connection with Pilot’s failure to enter into a new distribution agreement with Execplan when the prior agreement between the parties terminated by its terms. Execplan has made a claim for damages in the amount of $15 million. Pilot denied Execplan’s claim and filed a counterclaim alleging, among other things, breach of contract, misappropriation of Pilot trade secrets and infringement of Pilot copyrights. The arbitration proceedings will take place in Boston, Massachusetts, and we intend to vigorously defend against Execplan’s claim, which we believe to be without merit. In addition, under the terms of the Agreement and Plan of Merger dated as of August 24, 2000 among Accrue, Pilot, Pilot Acquisition Corp., Aviator Holding Corporation and Platinum Equity Holdings, LLC, Accrue has a right of indemnification against Platinum if damages awarded to Execplan in the arbitration exceed $500,000.

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

     During the three months ended June 30, 2002, the Company implemented headcount reductions in certain of its European subsidiaries. The company provided the affected employees with continued employment during the statutory notice period as required by local law. A total of five employees in France and Germany have filed complaints with the local labor courts contesting the dismissals and are seeking severance payments and other monetary consideration in addition to compensation for the statutory notice period. The Company intends to contest these claims. In the aggregate, these claims would represent a material liability to the Company should the courts award the ex-employees an amount of compensation greater than is required under the statutory notice period.

     There can be no assurance that the matters discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to Accrue’s financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims, without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the “Risk Factors” section of this Report for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

     The following discussion of the financial condition and results of operations of Accrue Software, Inc. should be read in conjunction with the consolidated financial statements and notes thereto and other information included elsewhere in this report.

     Overview

     We develop, sell and market Internet analytics software solutions. Our products collect, process and provide capabilities to analyze data from Web sites, which enables customers to better evaluate, manage and improve the effectiveness of their critical Internet based marketing and merchandising initiatives.

     We were founded in 1996 and are headquartered in Fremont, California. Our principal product, Accrue G2, became available in May 2001 through our Preferred Customer Program. Accrue G2 is a comprehensive Internet analytics platform designed to provide companies with insight into the relationships between Web site activity and business actions.

     We continued to experience weak economic conditions during the quarter ended June 29, 2002, including a continued slowdown in information technology spending by our current and prospective customers. In response, we undertook several initiatives designed to help scale the business to its revenue base, focus existing resources principally on the sale of Accrue G2, and reduce our cash burn rate. These initiatives included selling assets that were not core to our Accrue G2 and Insight products, reducing headcount, eliminating certain cash bonuses for employees including management, reducing some employee fringe benefits, and continuing to reduce overall operating expenses. As a result of these initiatives, headcount was reduced from 98 at March 30, 2002 to 60 at June 29, 2002, and other non-labor expenses were reduced. In early August 2002, we implemented additional cost reduction programs and efforts to preserve cash, including a temporary unpaid leave program for 30 of our 60 employees throughout our operations. While the unpaid leave program does not materially impact our customer support and services organizations, we have significantly reduced our marketing, research and development, and administrative operations.

     In addition, in May 2002, we sold the Pilot and HitList software assets, related intellectual property, customer contracts and certain fixed assets to Pilot Software Acquisition Corporation, an unrelated third party, for $1.5 million of cash plus assumption of certain liabilities. As a part of this transaction, we retained license rights to incorporate the Pilot technology into our current and future products.

     We have sustained losses on a quarterly and annual basis since inception. At June 29, 2002, we have an accumulated deficit of approximately $261 million. Our net loss was approximately $2.7 million in the quarter ended June 29, 2002. We anticipate that operating expenses will continue to constitute a material use of our cash resources. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all.

     Our current cash resources are insufficient to fund our business as it has historically been conducted. If we cannot raise funds quickly, it is likely that we will not be able to continue our business as a going concern and that we will be required to wind down our operations and engage in efforts to sell our assets. We are evaluating various initiatives to improve our cash position, including selling additional stock, selling assets, incurring additional debt, implementing further restrictions on spending and other cash generating initiatives.

     Our relatively limited operating history makes the prediction of future operating results very difficult and you should not rely upon our past operating results as an indication of future performance. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in relatively new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Source of Revenues

     We generate revenue principally from licensing our software solutions directly to customers and providing related services including implementation, consulting, training and support. We market our products, both domestically and internationally, principally through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 14% of our total revenue for the quarter ended June 29, 2002. We expect to rely on indirect sales channels in the international market to a much greater extent in the future as a source of revenue.

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

     Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price, is paid in advance and is non-refundable. Revenue from maintenance agreements is included in services revenue in the accompanying condensed consolidated statements of operations.

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

     We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is probable. The determination regarding the probability of collection is based on management’s judgment. For contracts with multiple elements (e.g. products, maintenance, installation and other services), revenue is allocated to delivered components, normally the license component, of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to Accrue. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. If changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

     Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Since license revenue from our software solutions is not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenue for the developed products is recognized.

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

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended March 30,2002.

Results of Operations for the three months ended June 29, 2002 and June 30, 2001

     The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended

	June 30,	June 29,
	2001	2002

Net revenue:
Software license	31.7%	22.6%
Maintenance and service	68.3	77.4

Total revenue	100.0	100.0
Cost of revenue:
Software license	2.9	1.7
Maintenance and service	59.0	55.1

Total cost of revenue	61.9	56.8

Gross profit	38.1	43.2

Operating expenses:
Research and development	58.7	57.0
Sales and marketing	41.1	48.8
General and administrative	36.5	56.8
Amortization of intangibles	31.7	28.6
Stock-based compensation expense	5.8	2.5

Total operating expenses	173.8	193.7

Loss from operations	(135.7)	(150.5)
Other income (expense), net	3.7	(8.2)
Gain on sale of a technology asset	119.0	15.8

Net loss	(13.0%)	(142.9%)

     Revenue. Total revenue was $1.9 million for the three months ended June 29, 2002, a decrease of 47% from $3.6 million for the three months ended June 30, 2001. No one customer accounted for more than 10% of revenue for the quarter ended June 29, 2002. Total revenue for the Pilot and Hit List products, which were divested during the quarter, totaled $ 0.9 million for the period from March 31, 2002 to May 30, 2002, the date of divestiture.

     Software license revenue. Revenue from software licenses was $0.4 million for the three months ended June 29, 2002, a decrease of $0.7 million, or 63%, from $1.1 million for the comparable prior year period. The decrease for the current fiscal quarter compared to the prior year period was primarily due to a decrease in new sales as a result of the weak economic conditions and customer concerns about Accrue’s financial condition which caused several customers to delay or reject purchase decisions.

     Maintenance and service revenue. Maintenance and service revenue was $1.5 million for the three months ended June 29, 2002, representing a decrease of $1.0 million or 40%, from $2.5 million for the comparable prior year period. The decrease for the first quarter of fiscal 2003 compared to the corresponding period last fiscal year was primarily due to the decline in new license sales and a decline in maintenance renewals. The maintenance and service revenues depend on the continued ability of our customers to pay over time. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenues from e-commerce, we may not be able to sustain our historic levels of maintenance and service revenues in the future.

     Cost of revenue. Cost of revenue consists primarily of the salaries and related expenses for maintenance and service personnel. These costs were $1.1 million for the three months ended June 29, 2002, representing a decrease of $1.1 million, or 52%, from $2.2 million for the corresponding prior year period. This decrease in cost of revenue was principally due to the reduction in staff related costs resulting from the headcount reductions implemented since June 30, 2001 As a percentage of revenue, cost of revenue was 57 % in the three months ended June 29, 2002, as compared to 62% in the prior year period. The decline in the level of expenses for the three months ended June 29, 2002 accounts for the decrease in the costs of revenues expressed as a percentage of revenue. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

     Gross profit. Gross profit was $0.8 million for the three months ended June 29, 2002, representing a decrease of $0.6 million, or 41%, from $1.4 million for the three months ended June 30, 2001. The decrease in gross profit was principally due to the decline in revenues for the first quarter of fiscal 2003, as compared to the corresponding prior year period. As a percentage of revenue, gross profit margin increased to 43% for the three months ended June 29, 2002 from 38% for the three months ended June 30, 2001. The increase in gross margin is primarily due to the reductions in cost of revenues for the first quarter of fiscal 2003, as compared to the corresponding prior year period.

     Operating expenses. Total operating expenses were $3.7 million for the three months ended June 29, 2002, representing a decrease of $2.6 million, or 42%, from $6.3 million for the three months ended June 30, 2001. The decrease in amount of operating expenses for the first quarter of fiscal 2003 as compared to the corresponding prior year period was primarily due to lower development, sales and marketing and general and administrative expenses of $1.8 million, due principally to a decrease of $2.2 million in staffing costs resulting from the headcount reductions implemented since June 30, 2001. Also contributing to the decline in operating expenses were a decrease of $0.6 million in intangible amortization charges, principally due to the sale of the Pilot and HitList product lines in the first quarter of fiscal 2003 as well as non-amortization of goodwill during the first quarter of fiscal 2003, and a decrease in stock-based compensation expense of $0.2 million, principally due to the lower headcount levels as compared to the prior year period. As a percentage of revenue, total operating expenses were 194%, as compared to 174% for the three months ended June 30, 2001. The increase in operating expenses as a percentage of revenue is due primarily to the drop in revenues for the first quarter of fiscal 2003, as compared to the corresponding prior year period. We anticipate that total operating expenses will decline for the remaining three quarters of fiscal 2003. During August 2002, the Company implemented a temporary unpaid leave program for approximately one half of its employees and reduced or eliminated non-payroll related expenses in connection with its efforts to conserve cash by reducing operating expenses.

     Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. Research and development expenses were $1.1 million for the three months ended June 29, 2002, representing a decrease of $1.0 million or 49%, from $2.1 million for the corresponding prior fiscal year period. As a percentage of revenue, research and development expenses were 57%, as compared to 59% for the three months ended June 30, 2001. The decrease for first quarter of fiscal 2003 versus the comparable prior year period was primarily due to decreased staffing costs associated with reduced headcount. We believe that research and development expenses will decline during the remainder of fiscal 2003. Research and development expenditures are charged to operations as incurred.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, and promotional expenses. Sales and marketing expenses were $0.9 million for the three months ended June 29, 2002, representing a decrease of $0.6 million, or 38%, from $1.5 million for the corresponding prior year period. The decrease of $0.6 million the first quarter of fiscal 2003 versus the comparable prior year period was primarily due to decreased salary and commission expense of $0.5 million as a result of reduced headcount and decreased revenue and reduced travel expenses of $0.1 million. As a percentage of revenue, sales and marketing expenses were 49%, as compared to 41% for the three months ended June 30, 2001. This increase in sales and marketing expenses as a percentage of revenue is due primarily to the decline in revenues for the three months ended June 29,2002 as compared to the corresponding prior year period. In the near term, we believe that sales and marketing expenses will decrease in dollar amount in connection with our efforts to reduce operating expenses.

     General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel related costs for administrative functions, as well as insurance, professional service fees, and depreciation costs. General and administrative expenses were $1.1 million for the three months ended June 29, 2002, representing a decrease of $ 0.2 million, or 19%, from $1.3 million for the three months ended June 30, 2001. The decrease of $0.2 million the first quarter of fiscal 2003 as compared to the comparable prior year period was primarily due to decreased salary expense as a result of reduced headcount. As a percentage of revenues, general and administrative expenses were 57%, as compared to 37% for the three months ended June 30, 2001. The increase in general and administrative expenses as a percentage of revenues is due to the reduction in revenues for the three months ended June 29, 2002 as compared to the prior year period. We believe that general and administrative expenses will remain relatively constant for the remainder of fiscal 2003.

     Amortization of intangible assets. The balance is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired in our acquisitions of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. Intangible assets are being amortized on a straight-line basis over a useful life of three years. Amortization of intangible assets was $0.5 million for the three months ended June 29, 2002, representing a decrease of $ 0.6 million, 53%, from $1.1 million for the three months ended June 30, 2001. As a percentage of revenues, amortization of intangibles was 29%, as compared to 32% for the three months ended June 30, 2001. The decrease of $0.6 million the first quarter of fiscal 2003 versus the comparable prior year period was primarily due to the sale of the Pilot and HitList products in the first quarter of fiscal 2003, and a reduced value of identifiable intangible assets associated with the Pilot products as a result of the intangible asset impairment charge of $1.2 million we incurred in the fourth quarter of fiscal 2002. In addition, $0.5 million of assembled workforce intangibles has been reclassified as goodwill since March 31, 2002 and is no longer subject to amortization, resulting in a lower amortization expense of $0.15 million in the current period.

     At June 29, 2002, the remaining balance of identified intangibles of approximately $0.9 million will be amortized over the remaining useful life ranging from 6 to 12 months. We assess the carrying value of identified intangibles, whenever events or changes in circumstances indicate that the amount might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

     Stock-based compensation. Total stock-based compensation was $47,000 for the three months ended June 29, 2002, as compared to $0.2 million for the three months ended June 30, 2001. Stock compensation expense results from the amortization of deferred stock compensation expense over the vesting period of the related options. The decline in stock-based compensation is principally attributable to the cancellation of options associated with employees terminated since June 30, 2001. The remaining balance of $0.1 million of deferred stock compensation expense will continue to be amortized over the vesting of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

     Other income (expense), net. Other income, net consists of interest income, interest expense, other income, other expense, and fixed assets written off and gain or loss on foreign currency exchange. Other expense, net was approximately $155,000 for the three months ended June 29, 2002, and was comprised principally of a $153,000 charge for fixed assets written off in connection with reductions in headcount. For the first three months of fiscal 2001, other income was $134,000, which principally comprised of interest income from invested cash balances.

     Gain on Sale of Assets. On June 26, 2001, we signed a definitive agreement (“the Agreement”) with JDA Software Group, Inc. (“JDA”) pursuant to which we transferred and sold to JDA certain intellectual property and technology assets and also transferred to JDA related personnel responsible for developing the transferred technology. We received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account, subject to indemnification and escrow provisions set forth in the Agreement. Since our basis in the intellectual property sold to JDA was zero, we recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow was released in June 2002, and was recognized as an additional gain on sale during the quarter ended June 29, 2002.

     On May 30, 2002, Accrue Software, Inc. and certain of its wholly owned subsidiaries including Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd. and Thorn EMI Computer Software Ltd, (collectively, the “Seller”) and Pilot Software Acquisition Corp. and Pilot Software Services Corp. (collectively, the “Purchaser”) executed an asset purchase agreement (the “ Purchase Agreement”) pursuant to which the Seller sold and transferred to the Purchaser intellectual property and technology assets (including the Pilot and Hit List software products), certain related customer contracts, certain other assets and liabilities (collectively, the “Assets”) for $1.5 million in cash and assumption of certain liabilities, principally future service obligations on prepaid maintenance contracts, totaling $1.2 million. The consideration paid of $1.5 million was based on the fair market value of the Assets as of May 30, 2002, as determined in good faith by the Seller and the Purchaser. We paid $0.1 million in transaction costs related to the sale of the assets. Since our basis in the assets sold to Purchaser was $2.8 million, we recognized a loss of $0.2 million from the transaction.

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

     Cash used in operating activities totaled $2.2 million for the three months ended June 29, 2002, as compared to $4.6 million for the corresponding prior year period. During the three months ended June 29, 2002, the $2.2 million of cash used in operating activities was primarily attributable to our net loss of $2.7 million, gain on sale of technology assets of $0.3 million and decreases in accounts payable and accrued liabilities of $0.9 million and deferred revenue of $0.7 million, offset by a decrease in accounts receivable of $1.2 million, a decrease in prepaid expenses and other assets of $0.2 million and non-cash charges totaling $1.0 million. The decreases in accounts receivable and deferred revenue were a result of the decrease in net revenue in the first quarter of fiscal year 2003 as compared to comparable the prior year period. The non-cash charges were primarily made up of depreciation expense of $0.3 million; write off of fixed assets of $0.1 million, amortization of intangibles of $0.5 million arising from acquisitions during prior fiscal years and stock-based compensation expense of $0.1 million.

     Cash provided by investing activities totaled $1.9 million for the three months ended June 29, 2002, as compared to $4.3 million for the three months ended June 30, 2001. During the three months ended June 29, 2002, $1.9 million of cash was provided by the proceeds from sale of technology assets, offset by $24 thousand of capital expenditures. During the three months ended June 29, 2001, $4.3 million of cash was provided from the proceeds from sale of technology assets. Capital expenditures in this period were nil, principally due to the reductions in staffing effected during fiscal year 2002, which eliminated the need for significant asset additions.

     Cash used by financing activities was nil for the three months ended June 29, 2002, as compared to $20,000 for the three months ended June 30, 2001. The corresponding prior year’s quarterly activity includes release of restricted cash of $2.0 million offset by repayment of short-term borrowings of $2.0 million, repurchase of common stock totaling $29,000 and proceeds from stock options and warrants exercised of $9,000.

     We had working capital deficits of $24,000 and $1.1 million at June 29, 2002 and March 30, 2002 respectively. The decline in the working capital deficit during the three months ended June 29, 2002 was due principally to the reduction of deferred revenue associated with the sale to Pilot Software Acquisition Corp. of certain customer contracts and the corresponding deferred maintenance liabilities. Our current significant commitments consist of non-cancelable operating leases for office facilities and equipment and minimum royalty payments for licensed technology used in our products, as noted below:

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	Thereafter

(in thousands)
Operating leases*	$1,415	$760	$618	$37
Minimum royalty payments	292	200	92	—

Total contractual cash obligations	$1,707	$960	$710	$37

*	excluding sub-lease income

     As of June 29, 2002, our principal source of liquidity consisted of cash and cash equivalents of $2.3 million. Of this total, $0.6 million was in our foreign subsidiaries. We may face limitations in accessing cash balances in foreign subsidiaries for use by Accrue, the US parent company.

     In June 2001, we entered into an at-will, one-year accounts receivable purchase agreement with a financial institution under which we can borrow up to an aggregate of $1.5 million, subject to the approval of assigned receivables by the lender. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. This facility renewed for a one year period in June, 2002. As of June 29, 2002, we have no borrowings pursuant to this agreement.

     While we have substantially reduced our level of operating expenses, we continue to use available cash in our operations and current cash resources are insufficient to fund our business as it has historically been conducted. If we cannot raise funds quickly, it is likely that we will not be able to continue our business as a going concern and that we will be required to wind down our operations and sell our assets. We are evaluating various initiatives to improve our cash position, including selling additional stock, selling assets, incurring additional debt, implementing further restrictions on spending and other cash generating initiatives. However, additional financing may not be available on acceptable terms, if at all, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we were able to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Any such financing will be dilutive to existing stockholders. Moreover, any such cost cutting actions could have a harmful effect on the Company’s business and results of operations.

     Unless our current cash resources improve quickly, we will be unable to pay our future obligations as they arise. These obligations include contractual cash obligations such as operating leases and minimum royalty payments, and contingent cash obligations such as the claims filed by terminated employees in Europe. Furthermore, unless our current cash resources improve, we will be unable to fund operating expenses, including retaining employees, to maintain our business. As a result, our vendors would likely not extend future credit to us. In addition, if our current cash resources continue to decline, we may not be able to pursue an orderly wind down of our business in which we can satisfy in full the obligations to current creditors or fund efforts to improve our cash position, including selling additional stock or selling our assets.

Risk Factors

     You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are all the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our business operations. You should also refer to the other information set forth in this Quarterly Report on Form 10-Q, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our financial statements and the related notes, along with the factors discussed in our Annual Report filed on Form 10-K.

     Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

Risks Related To Our Financial Condition

We need to improve our cash position quickly in order to operate as a going concern. If we don’t improve our cash position, we will likely need to wind down our business and engage in efforts to sell our assets.

     Our current cash resources are insufficient to fund our business as it has historically been conducted. If we cannot raise funds quickly, it is likely that we will be unable to continue our business as a going concern and that we will need to wind down our operations and engage in efforts to sell our assets. In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders.

We may be required to pursue additional cost reduction efforts that will impact our ability to operate our business.

     In early August we implemented additional cost reduction programs and efforts to preserve cash, including a temporary unpaid leave program for 30 of our 60 employees throughout our operations. While the unpaid leave program does not materially impact our customer support and services organizations, we have significantly reduced our marketing, research and development, and administrative operations. Furthermore, unless we improve our cash position, we do not expect that these operations will be reinstated or that these employees will return to work. In addition, if our cash position does not improve quickly, we may need to implement an unpaid leave program for additional employees. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”

We may be unable to pay our future debts as they become due.

     Unless our current cash resources improve, we will be unable to pay our future obligations as they arise. These obligations include contractual cash obligations such as operating leases and minimum royalty payments or contingent cash obligations such as the claims filed by terminated employees in Europe. Furthermore, unless our current cash resources improve, we will be unable to fund operating expenses, including retaining employees, to maintain our business. As a result, our vendors would likely not extend future credit to us. In addition, if our current cash resources continue to decline, we may not be able to pursue an orderly wind down of our business in which we can satisfy in full our obligations to current creditors or fund efforts to improve our cash position, including selling additional stock or selling our assets.

Concerns about our financial viability have impacted our ability to close sales transactions with current and prospective customers.

     To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling securities. While we have substantially reduced our level of operating expenses, we continue to consume cash in our operations and cash resources available to us are insufficient to fund our operations until we reach positive cash flow. As a result, our audited financial statements for the fiscal year ended March 29, 2002 contains a qualified audit opinion that questions our ability to remain a going concern. Customer concerns about our perceived financial viability, particularly our lack of profitability and low levels of working capital, have significantly impacted our ability to close customer transactions and generate revenues. These concerns will continue and likely intensify in the foreseeable future unless additional capital is obtained. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We have incurred substantial losses and negative cash flow during our operating history, and we expect these losses to continue for the foreseeable future.

     We have not achieved profitability. We have incurred substantial losses and negative cash flows from operations in each fiscal year since inception. At June 29, 2002, we had an accumulated deficit of $261 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. If we are unable to increase our revenues from licensing, maintenance and service each quarter while reducing our expenses from the current level, we will not be able to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our results of operations.

We may be required to sell additional stock, which could depress our common stock price, or incur indebtedness, which could restrict our operations.

     We are evaluating various initiatives to improve our cash position, including selling additional stock, incurring additional debt, selling assets, implementing further restrictions on spending, and other cash generating initiatives. However, additional financing may not be available on acceptable terms, if at all, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position.

     We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. However, if we were able to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. As a result, any such financing could cause our common stock price to decline. Additionally, if we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants that restrict our operations. If we cannot raise funds quickly, it is likely that we will be required to wind down our operations and engage in efforts to sell our assets.

     Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to retain high quality employees in our management, engineering sales and marketing departments, which could significantly harm our business.

     Our success depends to a significant degree upon the continued contribution from employees in our management, engineering, sales and marketing and customer support departments. If we fail to raise additional cash quickly and if concerns regarding our financial condition remain, many of our employees will seek alternative employment and our business operations and operating revenues will be impaired. Our key employees do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The market price of our common stock has been volatile and has fluctuated significantly in the past. To the extent this volatility and fluctuation continues, equity-based compensation policies and plans, which have historically been significant in our attracting, hiring and retaining highly skilled personnel, may not be as effective as in the past.

Because our management team has many new members, there is no certainty that they will work well together or be able to effectively manage our operations.

     We have recently changed the majority of the senior management team including that President and Chief Executive Officer in April 2001, a new Vice President of Marketing in May 2001, a new Vice President of Professional Services in June 2001, a new Vice President of Sales in November 2001, who was replaced again in April 2002, a new Chief Financial Officer in November 2001 and a new Chief Technology Officer in November 2001. In April 2002, we terminated the employment of the President and Chief Executive Officer appointed our Vice President of Corporate Development and Strategy as the President and CEO and promoted our Vice President of Marketing to Vice President of Sales and Marketing. In connection with the sale of certain technology assets related to the Pilot and Hit List software products in May 2002, our Chief Technology Officer resigned and became an employee of the purchaser. In addition, in connection with the sale of the Pilot assets, our Vice President of Engineering may become an employee of the purchaser at the end of a transition period. Because our management team has limited experience working together, they may not effectively manage our operations. Management ineffectiveness could disrupt our entire business operation, distract our employees and impair our ability to execute our business strategy.

Our cost-reduction efforts may adversely impact our productivity and service levels.

     We implemented various cost-control measures affecting all areas of our business operations during the quarter ended June 29, 2002, including reductions in our workforce, from 98 at March 30, 2002 to 60 at June 29, 2002. In early August 2002, we implemented additional cost reduction programs and efforts to preserve cash, including a temporary unpaid leave program for 30 of our 60 employees throughout our operations. Our recent workforce reductions and unpaid leave program may hurt the morale and loyalty of our remaining employees, and many may soon be compelled to seek other employment. Additionally, the recent reduction or elimination of cash bonuses and reductions in executive salaries and some employee fringe benefits may reduce incentives for our employees to remain with us. We must continue to implement cost reduction measures to align our expenses with revenues and improve our overall cash position. These expense reductions will likely include additional headcount reductions and unpaid leave programs and there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

We may acquire new businesses or technology, or enter into business combinations to remain competitive and generate cash. Such transactions may involve financial, integration and transaction completion risks, which could negatively impact our business.

     We made four acquisitions during the fiscal years 2000 and 2001 to support the development of our Accrue G2 product and the expansion of our business. In order to grow our revenues and market share and generate cash, we may decide to buy businesses, products and technologies that complement or augment our existing products or technologies. Acquisitions may be difficult to complete for reasons such as the cost of potential transactions, the volatility in the price of our common stock, concerns regarding our financial viability, competition among prospective buyers and the need for regulatory approvals. We may not be able to complete any given acquisition. We may need to raise additional funds by selling our stock or borrowing money to finance a potential acquisition. We may not be able to secure financing on favorable terms, and the issuance of our stock may result in the dilution of our existing stockholders.

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

     Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years 2000, 2001 and 2002, we generated $18.9 million, $25.6 million and $14.3 million in revenue, respectively. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we forecast operating expenses based in part on future revenue projections, which may not be achieved. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in Internet-

related products and services markets, which is new and rapidly evolving. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful.

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

     We are subject to the effects of general global economic and market conditions. The market for enterprise software applications has been weak during the past year, due in part to the impact of the recession in the U.S. and reductions in the information technology capital budgets by our current and prospective customers. These adverse impacts have lead to longer sales cycles, delays in payment and collection, and price pressures, causing the Company to realize lower revenues and margins. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected.

We are relying on a new product, Accrue G2, to generate most of our future revenues, which may not achieve market acceptance.

     In May 2001, we announced the commercial launch of Accrue G2, our next generation e-business analysis solution. Since that time, we sold Accrue G2 to 14 customers. Accrue G2 has not received a significant degree of market acceptance and may not in the future. There are significant risks inherent in new product introductions including the possible failure to address some or all of our customer’s needs and undetected product errors or deficiencies. Product deficiencies, errors or failures and a lack of sufficient financial resources to invest in the sales and marketing of Accrue G2 will likely result in loss or delay of market acceptance. We expect that our future financial performance will depend significantly on the successful sale, implementation and market acceptance of Accrue G2 or enhanced products that may not occur on a timely basis or at all. In addition, we expect to introduce new and enhanced products during fiscal 2003 if we are able to adequately improve our cash position.

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

     Our principal competitors today include vendors of software that target Internet customer data collection and analysis markets such as SPSS/net.Genesis Corporation, and NetIQ/Webtrends; Application Service Provider (ASP) vendors such as Coremetrics, Inc. and Digimine, Inc.; providers of business intelligence or customer relationship management (CRM) tools, such as E.piphany, MicroStrategy Inc., Business Objects S.A. and Informatica Corp.; and custom development efforts by system integrators and in-house developers. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from traditional business intelligence and enterprise software vendors as the Internet software market continues to develop and expand.

     These companies, as well as other competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We may not be able to compete successfully against current and future competitors, in which case our business could suffer.

Our varied sales cycles make it difficult to budget and forecast operating results.

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

     In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently reduced the size of our direct sales force and deferred plans to hire additional sales personnel. As of August 12, 2002, our sales and marketing organization consisted of 7 employees. To grow our revenues in the future, we will need to hire additional sales personnel. There can be no assurance that we will be successful in this endeavor unless we are able to substantially improve our cash position. In addition, new hires will require extensive training and typically take several months to achieve productivity. We also plan to expand our relationships with domestic and international channel partners, distributors, systems integrators and other partners to build our indirect sales channel, and there is no assurance that we will be successful in this endeavor.

Our international operations expose us to greater intellectual property, collections, exchange rate, labor, regulatory and other risks, which could materially impact our financial condition and ability to grow.

     Licenses and services sold to clients located outside the United States were approximately 40% and 38% of the total revenue for the three months ended June 29, 2002 and June 30, 2001, respectively. These results included revenues from the Pilot and Hit List products, which we sold in May 2002 and therefore are no longer available. We believe that we must expand our international sales activities for Accrue G2 in order to be successful, but cannot assure you that we will be able to do so even if we are able to adequately improve our financial resources necessary to continue operations.

     Continued expansion of international sales will require management attention and resources. We cannot be certain that we will be successful in expanding internationally. International operations are subject to other inherent risks, including:

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

     If we fail to address these risks adequately our business may be seriously harmed. Additionally, we are currently subject to claims from several former employees of our European operations related to their termination of employment. Please see Part II Item 1, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Risks Related to our Products

Product defects could lead to loss of customers that could harm our business, results of operations, and financial condition.

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

If our intellectual property is not protected adequately, our business would suffer.

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

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We are not currently involved in any intellectual property litigation. However, as the number of entrants into our market increases, the possibility of an intellectual property claim against us grows and we may be a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting litigation could subject us to significant liability for damages and invalidation of our proprietary rights, would likely be time-consuming and expensive to defend and would divert management’s time and attention to ongoing business operations. Any potential intellectual property litigation could also force us to do one or more of the following: (1) cease selling, incorporating, or using products or services that incorporate the challenged intellectual property; (2) obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; and/or (3) redesign those products or services that incorporate infringing technology. Any of these results could seriously harm our business.

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

     Since March 6, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. In order to avoid delisting from Nasdaq entirely, we voluntarily applied to Nasdaq to have our listing transferred to the SmallCap Market. On May 13, 2002 our application was approved to transfer the listing of our common stock to the Nasdaq SmallCap Market. The SmallCap Market also requires compliance with a minimum bid price of $1.00 per share for at least 10 consecutive days. In connection with our transfer to the SmallCap market, we must be in compliance with this requirement by August 13, 2002. We will not meet the minimum bid price requirement by August 13, 2002. We are determining whether to implement a reverse stock split in order to maintain compliance. If we decide not to proceed with a reverse stock split, or if Nasdaq expresses additional concerns regarding our continued listing which we are not able to address, our common stock will likely be delisted from the Nasdaq SmallCap Market.

     Nasdaq also currently requires that an issuer have shareholders’ equity of at least $2.5 million to maintain listing on the National SmallCap Market. As of June 29, 2002, the company had stockholders’ equity of $2.96 million. Incurring additional operating losses without a substantial increase in revenues or an infusion of additional capital to offset such losses could result in the company’s stockholders’ equity falling below the level required for continued listing as a National Market security.

     There can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the Nasdaq Small Cap Market, including the minimum bid price requirement and minimum stockholders’ equity requirement, either by effecting one or more reverse stock splits or by other means. If we are unable to meet Nasdaq’s requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.

Substantial sales of our common stock could cause our stock price to decline.

     Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of June 29, 2001, we had 30.1 million shares of common stock outstanding. Of this total, 8.2 million shares are registered on various registration statements on Form S-3 filed in connection with our initial public offering and prior acquisitions, and may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our “affiliates” as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 21.9 million shares of common stock outstanding are “restricted securities” as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 17.0 million shares of our common stock under our existing stock option and employee stock purchase plans.

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

     As of June 29, 2002, our officers and directors beneficially owned approximately 14% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions that you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another Company or person from acquiring or merging with us.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

     Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at June 29, 2002, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Foreign Currency Risk

     Although we have foreign sales offices in Europe, to date our exposure to foreign currency rate fluctuations has not been significant. Sales in the Americas are transacted in U.S. dollars, and sales in Europe have generally been transacted in local currencies. Operating expenses of foreign offices are funded from collections in local currencies and, from time to time, in intercompany loans made in U.S. dollars. Principally maintaining only minimal foreign currency balances mitigates the company’s foreign currency risks. However, if we increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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

     During the three months ended June 30, 2002, the Company implemented headcount reductions in certain of its European subsidiaries. The company provided the affected employees with continued employment during the statutory notice period as required by local law. A total of five employees in France and Germany have filed complaints with the local labor courts contesting the dismissals and are seeking severance payments and other monetary consideration in addition to compensation for the statutory notice period. The Company intends to contest these claims. In the aggregate, these claims would represent a material liability to the Company should the courts award the ex-employees an amount of compensation greater than is required under the statutory notice period.

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

Item 2. Changes in Securities and Use of Proceeds

a.	Not applicable

b.	Not applicable

c.	Securities sold during the quarter ended December 29, 2001 that were not registered under the Securities Act.

None.

d.	Use of proceeds from sale of Registered Securities.

Not applicable

Item 3. Default upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	The following exhibits are attached hereto: Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports filed on Form 8-K during quarter ended December 29, 2001:

     We filed a current report on Form 8-K on May 21, 2002 with the Securities and Exchange Commission to announce the listing of our stock on the Nasdaq SmallCap market effective May 13, 2002.

     We filed a current report on Form 8-K on June 13, 2002 with the Securities and Exchange Commission to announce the sale of certain assets to Pilot Software Acquisition Corp. on May 30,2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCRUE SOFTWARE, INC.

By:	/s/ GREGORY S. CARSON

GREGORY S. CARSON CHIEF FINANCIAL OFFICER

Date: August [    ], 2002

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.