Form 10-Q/A
period 2002-06-29
ACCRUE SOFTWARE INC
filed 2002-08-15
CIK 1087243

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

EXPLANATORY NOTE

          This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the quarter ended June 29, 2002 as filed on August 13, 2002. The sole purpose of this amendment is to correct two typographical errors on page 27 which were contained in the Form 10-Q filed on August 13, 2002 due to an error on the part of the filing agent. The two changes include inserting the date on the signature page which was left blank and stating that Part II, Item 6(b) sets forth the Reports on Form 8-K for the quarter ended June 29, 2002 rather than the quarter ended December 29, 2001. All other information and financial statements contained within the Form 10-Q filed on August 13, 2002 remains unchanged.

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

Not applicable

Item 3. Default upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	The following exhibits are attached hereto: Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports filed on Form 8-K during quarter ended June 29, 2002:

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

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.