Form 10-Q
period 2002-09-28
ACCRUE SOFTWARE INC
filed 2002-11-12
CIK 1087243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Yes [X]    No [  ]

         As of September 28, 2002, there were 30,137,501 shares of the registrant’s Common Stock outstanding.

ACCRUE SOFTWARE, INC.
QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 28, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 30,	SEPT. 28,
	2002	2002

ASSETS

Current assets:

Cash and cash equivalents	$2,646	$1,335

Accounts receivable, net	1,952	554

Prepaid expenses and other current assets	476	322

Total current assets	5,074	2,211

Property and equipment, net	1,894	1,013

Goodwill and intangible assets, net	4,604	1,168

Other assets	200	200

Total assets	$11,772	$4,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$633	$481

Accrued liabilities	2,363	1,585

Deferred revenue	3,146	1,047

Total current liabilities	6,142	3,113

Stockholders’ equity:

Common stock, $0.001 par value	31	31

Additional paid-in capital	263,836	263,914

Deferred stock-based compensation	(93)	(76)

Accumulated other comprehensive income	72	127

Accumulated deficit	(258,216)	(262,517)

Total stockholders’ equity	5,630	1,479

Total liabilities and stockholders’ equity	$11,772	$4,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	SEPT. 29,	SEPT. 28,	SEPT. 29,	SEPT. 28,
	2001	2002	2001	2002

Net revenue:

Software license	$1,434	$229	$2,581	$657

Maintenance and service	2,376	1,323	4,841	2,793

Total net revenue	3,810	1,552	7,422	3,450

Cost of revenue:

Software license	105	49	210	82

Maintenance and service	1,714	602	3,842	1,648

Total cost of revenue	1,819	651	4,052	1,730

Gross profit	1,991	901	3,370	1,720

Operating expenses:

Research and development	1,730	607	3,852	1,689

Sales and marketing	1,606	439	3,095	1,365

General and administrative	1,465	987	2,788	2,066

Amortization of intangibles	1,145	275	2,290	818

Write-down of fixed assets	—	141	—	290

Stock-based compensation expense	276	43	485	90

Total operating expenses	6,222	2,492	12,510	6,318

Loss from operations	(4,231)	(1,591)	(9,140)	(4,598)

Other income (expense), net	77	3	211	(2)

Gain on sale of technology assets	—	—	4,306	299

Net loss	$(4,154)	$(1,588)	$(4,623)	$(4,301)

Net loss per share, basic and diluted	$(0.14)	$(0.05)	$(0.15)	$(0.14)

Shares used in computing net loss per share, basic and diluted	30,131	29,971	30,029	29,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	SIX MONTHS ENDED

	SEPT. 29,	SEPT. 28,
	2001	2002

Cash flows from operating activities:

Net loss	$(4,623)	$(4,301)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of technology asset	(4,306)	(299)

Depreciation and amortization	2,844	1,275

Loss on sale of fixed assets	—	4

Fixed assets written off	—	290

Provision for sales returns and doubtful accounts	100	12

Stock-based compensation expense	485	90

Changes in operating assets and liabilities:

Accounts receivable	(755)	1,444

Prepaid expenses and other current assets	(491)	138

Other assets	310	—

Accounts payable	(392)	(153)

Accrued liabilities	(1,445)	(785)

Accrued costs related to merger and acquisition	(80)	—

Deferred revenue	(1,337)	(883)

Net cash used in operating activities	(9,690)	(3,168)

Cash flows from investing activities:

Net proceeds from sale of technology assets	4,306	1,873

Proceeds from sale of fixed assets	—	2

Acquisition of property and equipment	(53)	(34)

Net cash provided by investing activities	4,253	1,841

Cash flows from financing activities:

Proceeds from stock options and employee stock purchase plan	22	4

Proceeds from release of restricted cash held for financing commitments	2,000	—

Repurchase of common stock	(43)	—

Repayment of short term borrowings	(2,000)	—

Net cash provided by (used in) financing activities	(21)	4

Effect of exchange rate changes on cash	29	12

Net decrease in cash and cash equivalents	(5,429)	(1,311)

Cash and cash equivalents at beginning of period	11,951	2,646

Cash and cash equivalents at end of period	$6,522	$1,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

         Accrue has completed several rounds of equity financing, most recently its initial public offering that generated $40.8 million of net proceeds in July 1999. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal year since inception. For the three months ended September 28, 2002, Accrue incurred an operating loss of $1.6 million and negative cash flows from operations of $1.0 million. As of September 28, 2002, Accrue had an accumulated deficit of $263 million and a working capital deficit of $0.9 million. Management expects operating losses and negative cash flows to continue for the foreseeable future due to a decline in projected revenue in comparison to fiscal 2002. Our current cash resources are insufficient to fund our business as it has historically been conducted. If we cannot raise funds quickly, it is likely that we will not be able to continue our business as a going concern. We are evaluating various initiatives to improve our cash position, including selling additional stock, selling assets, incurring additional debt, implementing further restrictions on spending and other cash generating initiatives. Additional financing, if available at all, may not be available on terms that are acceptable to Accrue because of the uncertainty prevailing in the current market climate. Accrue may not be successful in implementing or negotiating such other arrangements to improve its cash position. If Accrue raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of its current stockholders. Any such financing will be dilutive to existing stockholders. Failure to quickly improve our cash position could have a material adverse effect on Accrue’s ability to continue as a going concern and to achieve its intended business objectives.

         The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after September 29, 2001. SFAS No. 142 was effective for the Company beginning March 31, 2002 for existing goodwill and intangible assets. See Note 5 to the Consolidated Financial Statements for additional discussion of the impact of SFAS No. 142.

         In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 was effective for the Company beginning March 31, 2002. In accordance with this pronouncement, the Company recorded a write-down of fixed assets. See Note 10.

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

         At September 28, 2002 and September 29, 2001, options to purchase 3,354,003 and 5,727,500 shares, respectively, of the Company’s common stock were outstanding, and 155,736 and 276,300 shares, respectively, of common stock issued are subject to repurchase and could potentially dilute earnings per share in future periods.

         A reconciliation of shares used in the calculation of net loss per share follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	Sept. 29,	Sept. 28,	Sept. 29,	Sept. 28,
	2001	2002	2001	2002

NET LOSS PER SHARE, BASIC AND DILUTED:

Net loss	$(4,154)	$(1,588)	$(4,623)	$(4,301)

Weighted average shares of common stock outstanding	30,470	30,126	30,368	30,118

Less: weighted average shares subject to repurchase	(339)	(155)	(339)	(161)

Weighted average shares used in computing net loss per share, basic and diluted	30,131	29,971	30,029	29,957

Net loss per share, basic and diluted	$(0.14)	$(0.05)	$(0.15)	$(0.14)

Note 4 — Equity Transactions

         During the three and six months ended September 28, 2002, 625 shares of common stock were exercised pursuant to our stock option plans, at a weighted average share price of $0.12. During the three and six months ended September 28, 2002, 28,000 shares of common stock were issued pursuant to our employee stock purchase plan, at a weighted average share price of $0.14.

         During January 2002, Accrue announced a voluntary stock option exchange program for certain of its employees and directors. Under the program, certain of Accrue’s employees and directors were given the opportunity to cancel outstanding stock options previously granted to them that had an exercise price in excess of $4.13 per share in exchange for an equal number of new options to be granted at a future date, which was at least six months and a day from the cancellation date, and conditioned that such person remains an employee or director of the Company. The exercise price of these new options will be equal to the fair market value of Accrue’s common stock on the date of grant, which is expected to be determined during November 2002. Each new option will have a vesting commencement date of September 30, 2001 and a three-year vesting schedule, with 1/3 of the options vesting on the first anniversary of the vesting commencement date (September 30, 2002) and 1/36 of the options vesting at the end of each month for the succeeding 24 months. The exchange program does not result in any additional stock-based compensation charge or variable plan accounting. During March 2002, 1.1 million options with a weighted average exercise price of $19.82 were tendered and cancelled under this program. At September 28, 2002, there were 502,000 options to be issued under this exchange program.

Note 5 — Goodwill and Other Intangible Assets

         In July 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. Further, SFAS No. 142 requires us to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. We will also be required to review our other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. In accordance with this statement, the Company reassessed the classification of its intangible assets as of March 31, 2002, and reclassified $1.1 million of assembled workforce, net of accumulated amortization, to goodwill, which will no longer be amortized. The Company has adopted the rules set forth in Statement No. 142 on accounting for goodwill and other intangibles effective as of March 31, 2002. The Company has completed its transitional assessment and concluded that there is no impairment of the Company’s goodwill as of March 31, 2002.

         The following is a summary of reported net loss and loss per share as adjusted to exclude amortization of assembled workforce for the three-month periods ended September 28, 2002 and September 29, 2001:

	Three Months Ended		Six Months Ended

	Sept. 29,	Sept. 28,	Sept. 29,	Sept. 28,
In thousands, except per share data	2001	2002	2001	2002

Reported net loss	$(4,154)	$(1,588)	$(4,623)	$(4,301)

Assembled workforce amortization	256	—	512	—

Adjusted net loss	$(3,898)	$(1,588)	$(4,111)	$(4,301)

Basic and diluted net loss per share:

Reported net loss	$(0.14)	$(0.05)	$(0.15)	$(0.14)

Assembled workforce amortization	0.01	—	0.01	—

Adjusted net loss per share	$(0.13)	$(0.05)	$(0.14)	$(0.14)

         The changes in the carrying amount of goodwill for the three and six months ended September 28, 2002, are as follows:

	Three Months Ended	Six Months Ended
In thousands	Sept. 28, 2002	Sept. 28, 2002

Balance as of beginning of period	$503	$—

Reclassification of assembled workforce	—	1,106

Amount written off related to sale of Pilot technology assets	—	(603)

Balance as of end of period	$503	$503

         Intangible assets subject to amortization were as follows:

In thousands	March 30, 2002	Sept. 28, 2002

Developed and core technology	$9,437	$3,149

Customer relationships	100	100

Trademarks/tradenames	1,131	40

Less: Accumulated amortization of developed and core technology	(6,489)	(2,495)

Accumulated amortization of customer relationships	(75)	(92)

Accumulated amortization of trademarks / tradenames	(606)	(37)

Net intangibles	$3,498	$665

         Amortization expense related to intangible assets was $0.3 million and $0.8 million for the three and six months ended September 28, 2002, respectively. The future amount of amortization expense is as follows:

In thousands

Remaining six months of the fiscal year ending March 29, 2003	$470

Three months of the fiscal year ending April 3, 2004	195

Total	$665

Note 6 — Significant Customer and Geographic Information

         Accrue has one reportable segment. Management uses one measurement of profitability for its business. Accrue markets its products and related services to customers in many industries in the United States of America, Europe and Asia-Pacific regions. Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended

	Sept. 29,	Sept. 28,	Sept. 29,	Sept. 28,
In thousands	2001	2002	2001	2002

United States	$2,021	$625	$4,248	$1,766

International	1,789	927	3,174	1,684

	$3,810	$1,552	$7,422	$3,450

         Two customers accounted for more than 10% of revenue for the three months ended September 28, 2002. For the six months ended September 28, 2002, one customer accounted for more than 10% of revenue. At September 28, 2002, two customers accounted for 16% and 14%, respectively, of total accounts receivable. The Company believes that these customers are of good credit standing.

Note 7 — Comprehensive Income (Loss)

         Comprehensive income (loss) consists of net loss and foreign currency translation adjustments, the impact of which is excluded from net income (loss) and is included in stockholders’ equity. A summary of comprehensive loss is as follows:

	Three Months Ended		Six Months Ended

	Sept. 29,	Sept. 28,	Sept. 29,	Sept. 28,
In thousands	2001	2002	2001	2002

Net loss	$(4,154)	$(1,588)	$(4,623)	$(4,301)

Foreign currency translation gain	64	61	128	55

Total comprehensive loss	$(4,090)	$(1,527)	$(4,495)	$(4,246)

Note 8 — Gain on Sale of Technology Assets

         On June 26, 2001, Accrue Software, Inc. and its wholly owned subsidiary NeoVista Software, Inc. (“NeoVista”) signed a definitive agreement (the “Agreement”) with JDA Software Group, Inc. (“JDA”) pursuant to which Accrue and NeoVista transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. Pursuant to the Agreement, JDA granted back to Accrue a royalty-free license to use and distribute the Decision Series software and other related intellectual property in certain market segments. Accrue received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account, subject to indemnification and escrow provisions set forth in the Agreement, which escrow amount was released in June 2002. Accrue paid $132,000 in transaction costs related to the sale of Decision Series Assets. Since Accrue’s basis in the intellectual property sold to JDA was zero, Accrue recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow was received in June 2002 and therefore was recognized as an additional gain on sale by Accrue.

         On May 30, 2002, Accrue Software, Inc. and certain of its wholly owned subsidiaries including Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd. and Thorn EMI Computer Software Ltd, (collectively, the “Seller”) and Pilot

Software Acquisition Corp. and Pilot Software Services Corp. (collectively, the “Purchaser”) executed an asset purchase agreement pursuant to which the Seller sold and transferred to the Purchaser intellectual property and technology assets (including the Pilot and HitList software products), certain related customer contracts, certain other assets and liabilities (collectively, the “Assets”) for $1.5 million in cash, and assumption of certain liabilities, principally future service obligations on prepaid maintenance contracts, totaling $1.2 million. The consideration of $1.5 million was based on the fair market value of the Assets as of May 30, 2002, as determined in good faith by the Seller and the Purchaser. Accrue paid $0.1 million in transaction costs related to the sale of the Assets. Since Accrue’s basis in the Assets sold to Purchaser was $2.8 million, Accrue recognized a loss of $0.2 million from the transaction.

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

Note 9 — Commitments and Contingencies

Commitments:

         Accrue leases office space and office equipment under non-cancelable operating leases with various expiration dates through 2005. Future minimum lease payments under non-cancelable operating leases, minimum guaranteed royalty payments are as follows:

	Operating		Minimum Royalty
In thousands	Leases	Sub-lease Income	Payments	Total

October 1, 2002 - September 30, 2003	$651	$(234)	$175	$592

October 1, 2003 - September 30, 2004	366	(177)	66	255

October 1, 2004 - September 30, 2005	163	(88)	—	75

Total	$1,180	$(499)	$241	$922

         Rent expense, net of sub-lease income, was $0.2 million and $0.4 million for the three months ended September 28, 2002 and September 29, 2001, respectively and was $0.4 million and $0.8 million for the six months ended September 28, 2002 and September 29, 2001, respectively.

         In May 2002, in connection with the sale of certain assets related to Pilot and HitList products to Pilot Software Acquisition Corporation, an unrelated third party, Accrue sub-leased 60% of the Cambridge office facility to Pilot Software Acquisition Corporation. Accrue retained rights to use the Pilot and HitList software technology within its Accrue G2 product pursuant to a separate license agreement for a royalty fee of $0.2 million payable in equal installments over the next 24 months.

         The Company has a letter of credit outstanding in connection with an office lease in the amount of $0.2 million. A cash deposit held by the bank issuing the letter of credit collateralizes this letter of credit. This restricted cash deposit is included in “Other Assets” on the Consolidated Balance Sheets as of March 30, 2002 and September 28, 2002.

         In June 2001, we entered into an at-will, one-year accounts receivable purchase agreement with a financial institution under which we may borrow up to an aggregate of $1.5 million, subject to the approval of assigned receivables by the lender. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. This facility renewed for a one-year period in June 2002. As of September 28, 2002, we have no borrowings pursuant to this agreement.

Contingencies:

         On February 20, 1999, Execplan Sistemas Executivos Ltda., a former distributor of our wholly-owned subsidiary Pilot Software, Inc.’s products in Brazil, filed a claim for arbitration with the American Arbitration Association in connection with Pilot’s failure to enter into a new distribution agreement with Execplan when the prior agreement between the parties terminated by its terms. Execplan made a claim for damages in the amount of $15 million. Pilot denied Execplan’s claim and filed a counterclaim alleging, among other things, breach of contract, misappropriation of Pilot trade secrets and infringement of Pilot copyrights. The arbitration was terminated by order of the Arbitrators dated August 16, 2002.

         During the first quarter of fiscal 2002, the Company implemented headcount reductions in certain of its European subsidiaries. The Company provided the affected employees continued employment during the statutory notice period as required by local law. A total of six employees in France and Germany filed complaints with the local labor courts contesting the dismissals and are seeking severance payments and other monetary consideration in addition to compensation for the statutory notice period. As of September 28, 2002, three claims were settled, one claim was dismissed, and two claims are scheduled for hearings in the fourth calendar quarter of 2002. The Company is contesting the remaining two claims. The Company has accrued the cost of the settlements entered into and has accrued its estimated liability for the pending suits.

         The German Tax Authority is auditing the tax returns of the German subsidiary of Pilot Software, which Accrue acquired in September 2000, for the tax years 1995-1999. In connection with this audit, the German Tax Authority has disputed the transfer pricing methodologies and other deductions contained in those tax returns. The Tax Authority has issued a notice of tax deficiency in the amount of 1.5 million DM related to the tax returns for the years 1996 and 1997. Accrue is contesting these claims. In addition, under the terms of the Pilot Merger Agreement, Accrue has right to indemnification against Platinum Equity Holdings, LLC (Platinum) for damages related to tax claims against Pilot Software, Inc. and its subsidiaries arising prior to the date of the acquisition of Pilot Software, Inc. There can be no assurance that this matter will be resolved without costly litigation, or in a manner that is not materially adverse to Accrue’s financial position, results of operations or cash flows. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims, without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

Note 10. Fixed Asset Write-down

         In connection with its reduction in headcount, Accrue performed an impairment analysis of its fixed assets for the three months ended September 28, 2002. As a result of this analysis, the Company recorded a write-off of property and equipment costing $910,000, which had accumulated depreciation of $769,000 and resulted in a loss on disposal of $141,000. Accrue performed a similar analysis in the first quarter of fiscal 2003, and recorded a write-off of property and equipment costing $320,000, which had accumulated depreciation of $171,000 and resulted in a loss on disposal of $149,000. For the six months ended September 28, 2002, the total fixed asset write-off was $1.2 million in property and equipment, which had accumulated depreciation of $0.9 million and resulted in a loss on disposal of $0.3 million.

Note 11. Subsequent Events

         On October 31, 2002, Accrue acquired certain tangible and intangible assets of privately held Personify, Inc., including source code, related documentation and computer hardware for a purchase price of $60,000. In connection with this purchase, the Company borrowed $60,000 from a director and significant stockholder of Accrue, under demand promissory notes, collateralized solely by the Company’s interest in the purchased assets.

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

         We experienced a significant decline in revenues during the second quarter of fiscal 2003, as compared to the comparable prior year period, which was primarily the result of continued weak economic conditions, including a continued weakness in information technology spending by our current and prospective customers, customer concerns about our financial condition, which caused several customers to delay or decline purchase decisions, and reductions in the size of our sales force. In response, we undertook several initiatives designed to help scale the business to its revenue base and reduce our cash burn rate. These initiatives included reducing headcount, implementing a temporary unpaid leave program for approximately 30 employees, eliminating certain cash bonuses for employees including management, and continuing to reduce overall operating expenses. Headcount was reduced from 60 at June 29, 2002 to 44 at September 28, 2002, and other non-labor expenses were reduced. These expense reduction efforts, however, were not sufficient to prevent continued operating losses during the second quarter of fiscal 2003. In early October 2002, we implemented additional cost reduction programs and efforts to preserve cash, including a reduction in headcount to 36 employees.

         We have sustained losses on an annual basis since inception. At September 28, 2002, we have an accumulated deficit of approximately $263 million. Our net loss was approximately $1.6 million in the quarter ended September 28, 2002. We anticipate that operating losses and negative cash flows will continue for the foreseeable future due to a decline in projected revenue in comparison to fiscal 2002 and therefore operating expenses will continue to constitute a material use of our cash resources. We cannot be certain that we can achieve profitability on a quarterly or annual basis in the future, or at all.

         Our current cash resources are insufficient to fund our business as it has historically been conducted and will soon be exhausted by the current level of operating expenses absent a rapid increase in our revenues or our obtaining additional capital. We are pursuing various initiatives to improve our cash position, including selling additional stock, selling assets, incurring additional debt, implementing further reductions in spending and other cash generating initiatives. As a result of our continuing operating deficit and limited cash resources, if we cannot raise funds quickly, it is likely that we will not be able to continue our business as a going concern and that we will be required to wind down our operations and engage in efforts to sell our assets. In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders, and we may decide or be compelled to file for protection under federal bankruptcy proceedings. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders and creditors.

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

Source of Revenue

         We generate revenue principally from licensing our software solutions directly to customers and providing related services including implementation, consulting, training and support. We market our products, both domestically and internationally, principally through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators, accounted for approximately 10% of our total revenue for the quarter ended September 28, 2002.

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

         We derive a significant portion of our revenue from either fixed price contracts for professional services that require the accurate estimation of the cost, scope and duration of each engagement, or multiple element arrangements that tie the recognition of licenses to such implementation services. For contracts involving significant implementation, customization or services that are essential to the functionality of the software, both the product license revenue and service revenue are recognized in accordance with the provisions of Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP No. 81-1. When such estimates are not available, the completed contract method is utilized. Labor hours incurred are used as the measure of progress towards completion with revision of estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

         Maintenance and service revenue depends on the continued ability of our customers to pay over time, and on customers renewing contracts for software maintenance. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenue from e-commerce, or if our customer continue to delay or decline purchase commitments due to concerns about our financial viability, we may not be able to sustain our historic levels of maintenance and service revenue in the future.

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

         Our operating expenses are classified into three general categories: research and development, sales and marketing, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

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

Critical Accounting Policies

         There have been no material changes to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended March 30, 2002.

Results of Operations for the three months and six months ended September 28, 2002 and September 29, 2001

         The following table sets forth certain items in the Company’s consolidated statements of operations as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended

	Sept. 29,	Sept. 28,	Sept. 29,	Sept. 28,
	2001	2002	2001	2002

Net revenue:

Software license	37.6%	14.8%	34.8%	19.0%

Maintenance and service	62.4	85.2	65.2	81.0

Total net revenue	100.0	100.0	100.0	100.0

Cost of revenue:

Software license	2.7	3.2	2.8	2.4

Maintenance and service	45.0	38.8	51.8	47.8

Total cost of revenue	47.7	42.0	54.6	50.2

Gross profit	52.3	58.0	45.4	49.8

Operating expenses:

Research and development	45.4	39.1	51.9	49.0

Sales and marketing	42.2	28.3	41.7	39.5

General and administrative	38.5	63.5	37.5	59.9

Amortization of intangibles	30.0	17.7	30.9	23.7

Write-down of fixed assets	—	9.1	—	8.4

Stock-based compensation expense	7.2	2.8	6.5	2.6

Total operating expenses	163.3	160.5	168.5	183.1

Loss from operations	(111.0)	(102.5)	(123.1)	(133.3)

Other income (expense), net	2.0	0.2	2.8	(0.1)

Gain on sale of a technology asset	—	—	58.0	8.7

Net loss	(109.0%)	(102.3%)	(62.3%)	(124.7%)

         Revenue. For the three months ended September 28, 2002, total net revenue was $1.6 million, representing a decrease of $2.2 million, or 59%, from $3.8 million of total net revenue for the comparable prior year period. Two customers accounted for more than 10% of total net revenue for the quarter ended September 28, 2002. For the six months ended September 28, 2002, total net revenue was $3.4 million, representing a decrease of $4.0 million, or 54%, from $7.4 million of total net revenue for the comparable prior year period. One customer accounted for more than 10% of total net revenue for the six months ended September 28, 2002.

         During the first quarter of fiscal 2003, the Company sold certain assets including its Pilot and HitList products. Revenue from the divested assets comprised 11% and 32% of total net revenue for the three months ended September 28, 2002 and September 29, 2001, respectively. For the six months ended September 28, 2002 and September 29, 2001, revenue from the divested assets comprised 28%

and 30% of total net revenue, respectively. The table below shows the impact of the sale of the divested assets on revenue for the three and six month periods ended September 29, 2001 and September 28, 2002, respectively.

	Three Months Ended			Six Months Ended

	Sept. 29,	Sept. 28,		Sept. 29,	Sept. 28,
	2001	2002	Change	2001	2002	Change

Software license

Divested products	$603	$93	$(510)	$1,105	$466	$(639)

Current products	831	136	(695)	1,476	191	(1,285)

Total license revenue	1,434	229	(1,205)	2,581	657	(1,924)

Maintenance and service

Divested products	621	78	(543)	1,125	493	(632)

Current products	1,755	1,245	(510)	3,716	2,300	(1,416)

Total maintenance and service revenue	2,376	1,323	(1,053)	4,841	2,793	(2,048)

Net revenue

Divested products	1,224	171	(1,053)	2,230	959	(1,271)

Current products	2,586	1,381	(1,205)	5,192	2,491	(2,701)

Total net revenue	$3,810	$1,552	$(2,258)	$7,422	$3,450	$(3,972)

         The $2.2 million decline in total net revenue for the three months ended September 28, 2002 as compared to the comparable prior year period was principally due to the $1.2 million decline in revenue from our current Internet analytics products. Revenue from these products was $1.4 million in the three months ended September 28, 2002, as compared to $2.6 million in the comparable prior year period. This decline in revenue was due to a lower level of new license and service sales a result of several factors, including: weak economic conditions, which contributed to the continued slowdown in information technology spending by current and prospective customers; customer concerns about Accrue’s financial condition, which caused several customers to delay or decline purchase decisions; and, a smaller sales force as compared to the comparable prior year period. The remaining $1.0 million of the net revenue variance was attributable to the sale of the Pilot and HitList assets during fiscal 2003. Revenue from these assets was $0.2 million in the three months ended September 28, 2002, as compared to $1.2 million in the comparable prior year period.

         The $4.0 million decline in total net revenue for the six months ended September 28, 2002, as compared to the prior year period was principally due to the $2.7 million decline in revenue from our Internet analytics products. Revenue from these products was $2.5 million in the six months ended September 28, 2002, as compared to $5.2 million in the comparable prior year period. This decline in revenue was due to a lower level of new license and service sales as a result of several factors, including: weak economic conditions, which contributed to the continued slowdown in information technology spending by current and prospective customers; customer concerns about Accrue’s financial condition, which caused several customers to delay or decline purchase decisions; and, a smaller sized sales force as compared to the prior year period. The remaining $1.3 million of the net revenue variance was attributable to the sale of the Pilot and HitList assets during fiscal 2003. Revenue from these assets was $0.9 million in the six months ended September 28, 2002, as compared to $2.2 million in the comparable prior year period.

         Software license revenue. For the three months ended September 28, 2002, revenue from software licenses was $0.2 million, representing a decrease of $1.2 million, or 84% from $1.4 million for the comparable prior year period. Of this variance, $0.7 million of the software license revenue variance was attributable to lower new sales of our Internet analytics products during the second quarter of fiscal 2003. License revenue from these products comprised $0.1 million in the second quarter of fiscal 2003, as compared to $0.8 million in the comparable prior year period. This decrease in new license sales was primarily a result of several factors, including: weak economic conditions, which contributed to the continued slowdown in information technology spending by current and prospective customers; customer concerns about Accrue’s financial condition, which caused several customers to delay or decline purchase decisions; and, a smaller sized sales force as compared to the prior year period. The remaining variance of $0.5 million was attributable to the Pilot and HitList assets divested in fiscal 2003. License revenue from these assets comprised $0.1 million in the second quarter of fiscal 2003, as compared to $0.6 million in the comparable prior year period. License revenue comprised 15% and 38% of total net revenue for the three months ended September 28, 2002 and September 29, 2001, respectively. The decline in the mix of license revenue to total net revenue was due to the lower level of new software license sales in the current quarter.

         For the six months ended September 28, 2002, revenue from software licenses was $0.7 million, representing a decrease of $1.9 million, or 74% from $2.6 million for the comparable prior year period. This variance was principally attributable to lower new sales of our Internet analytics products during the first six months of fiscal 2003 as compared to the comparable prior year period. License revenue from these products totaled $0.2 million for the six months ended September 28, 2002, as compared to $1.5 million in the comparable prior year period. This decrease in new license sales was primarily a result of several factors, including: weak economic conditions, which contributed to the continued slowdown in information technology spending by current and prospective customers; customer concerns about Accrue’s financial condition, which caused several customers to delay or decline purchase decisions; and, a smaller sized sales force as compared to the comparable prior year period. The remaining $0.6 million of the license revenue variance was attributable to the divestiture of the Pilot and HitList assets. License revenue from these assets totaled $0.5 million and $1.1 million for the six months ended September 28, 2002 and September 29, 2001, respectively. License revenue comprised 19% and 35% of total net revenue for the six months ended September 28, 2002 and September 29, 2001, respectively. The decline in the mix of license revenue to total net revenue was due to the lower level of software license sales in the current fiscal year to date period.

         Maintenance and service revenue. Maintenance and service revenue was $1.3 million for the three months ended September 28, 2002, representing a decrease of $1.1 million or 44%, from $2.4 million for the comparable prior year period. The majority of this variance was attributable to the divestiture of the Pilot and HitList assets. Maintenance and service revenue from these assets totaled $0.1 million and $0.6 million for the three months ended September 28, 2002 and September 29, 2001, respectively. Maintenance and services revenue from the Internet analytics products was $1.2 million for the three months ended September 28, 2002, down $0.5 million from the $1.7 million in the comparable prior year period. This decrease was primarily due to the decline in new license sales and a decline in maintenance renewals as compared to the comparable prior year period.

         For the six months ended September 28, 2002, maintenance and service revenue was $2.8 million, representing a decrease of $2.0 million or 42%, from $4.8 million for the comparable prior year period. The majority of this variance was attributable to lower revenue from the Internet analytics products. Maintenance and services revenue from the Internet analytics products was down $1.4 million for the six months ended September 28, 2002, to $2.3 million from $3.7 million in the prior year period. This decrease was primarily due to the decline in new license sales and a decline in maintenance renewals as compared to the comparable prior year period. Maintenance and service revenue from the divested assets totaled $0.5 million and $1.1 million for the three months ended September 28, 2002 and September 29, 2001, respectively.

         Cost of revenue. Cost of revenue consists primarily of the salaries and related expenses for maintenance and service personnel, contractor expense for third-party contractors who supplement our internal staff on customer engagements when internal staff capacity constraints occur, and costs associated with license of technology used in our products. For the three months ended September 28, 2002, cost of revenue was $0.7 million, representing a decrease of $1.1 million, or 64%, from $1.8 million for the corresponding prior year period. This decrease was primarily due to: a $0.5 million decrease in salary and expense, as a result of reduced headcount; a $0.4 million decrease in contractor expenses, as a result of a reduction in the use of contractors; and, a $0.2 million decrease of other related operating expenses, as a result of lower headcount and lower volume of maintenance and service revenue. Maintenance and service related headcount declined by 41%, to 20 at September 28, 2002 from 34 at September 29, 2001. As a percentage of net revenue, cost of revenue was 42% in the three months ended September 28, 2002, as compared to 48% in the prior year period. The decline in the costs of revenue as a percentage of net revenue was principally attributable to the decline in the level of expense being proportionally greater than the decline in revenue for the second quarter of fiscal 2002 as compared to the comparable prior year period. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

         For the six months ended September 28, 2002, cost of revenue was $1.7 million, representing a decrease of $2.3 million, or 57%, from $4.0 million for the corresponding prior year period. This decrease was primarily due to: a $1.0 million decrease in salary expense, as a result of reduced headcount; a $0.8 million decrease in contractor expense, as a result of a significant reduction in the use of contractors; a $0.2 million decrease in facilities related expenses, as a result of a reduction in leased office space; and, a $0.3 million decrease in other related operating expenses, as a result of lower headcount and a lower volume of maintenance and service revenue. As a percentage of net revenue, cost of revenue was 50% in the six months ended September 28, 2002, as compared to 55% in the prior year period. The decline in the costs of revenue as a percentage of net revenue was principally attributable to the decline in the level of expense being proportionally greater than the decline in revenue for the six months year to date of fiscal 2002 as compared to the comparable prior year period.

         Gross profit. For the three months ended September 28, 2002, gross profit was $0.9 million, representing a decrease of $1.0 million, or 55%, from $2.0 million for the corresponding prior year period. The decrease in gross profit was principally due to the decline in revenue for the second quarter of fiscal 2003, as compared to the corresponding prior year period. As a percentage of net revenue, gross profit margin increased to 58% for the three months ended September 28, 2002 from 52% for the comparable prior year period. The increase in gross margin was primarily due to the reductions in cost of revenue being proportionally greater than the reduction in net revenue for the second quarter of fiscal 2003, as compared to the corresponding prior year period.

         For the six months ended September 28, 2002, gross profit was $1.7 million, representing a decrease of $1.7 million, or 50%, from $3.4 million for the corresponding prior year period. The decrease in gross profit was principally due to the decline in revenue for the six months year to date of fiscal 2003, as compared to the corresponding prior year period. As a percentage of net revenue, gross profit margin increased to 50% for the six months ended September 28, 2002 from 45% for the comparable prior year period. The increase in gross profit margin was primarily due to the reduction in cost of revenue being proportionally greater than the reduction in net revenue for the six months year to date of fiscal 2003, as compared to the corresponding prior year period.

         Gross profit margin is also highly influenced by the mix of license and service revenue. The proportion of services and maintenance revenue to total revenue in any period depends on various factors which include: the volume of new license revenue, the acquisition of maintenance contracts from new license sales and the renewal rate of existing maintenance contracts. For these reasons, we expect that our gross profit margin will continue to fluctuate in the future, but expect it to remain, for the balance of fiscal 2003, at levels generally comparable to those achieved for the six months ended September 28, 2002 given the expected high mix of service revenue relative to new license revenue.

         Operating expenses. For the three months ended September 28, 2002, total operating expenses were $2.5 million, representing a decrease of $3.7 million, or 60%, from $6.2 million for the comparable prior year period. This decrease in operating expenses resulted primarily from lower development, sales and marketing and general and administrative expenses of $2.7 million, which reduction was due to: a decrease of $1.4 million in staffing costs, resulting from workforce reductions implemented since September 29, 2001; a decrease of $0.2 in commission expense, as a result of lower revenues; a decrease of $0.2 million in facility related expenses, due to reductions in the amount of leased office space; a decrease of $0.5 million in contractor and outside service expense, as a result of a reduction in the usage of outside services; a decrease of $0.2 million in marketing program and advertising expense and a decrease of $0.2 million in all other operating expenses, as a result of general expense reduction programs implemented. Also contributing to the decline in operating expenses were a decrease of $0.9 million in intangible amortization charges, principally due to the sale of the Pilot and HitList technology assets in the first quarter of fiscal 2003 as well as non-amortization of goodwill during fiscal 2003, and a decrease in stock-based compensation expense of $0.2 million, principally due to the lower headcount levels as compared to the prior year period, offset by a $0.1 million charge for fixed assets written off.

         As a percentage of net revenue, total operating expenses for the three months ended September 28, 2002 were 160%, as compared to 163% for the three months ended September 29, 2001. The decrease in operating expenses as a percentage of net revenue was due primarily to the reduction in expenses being proportionally greater than the decline in revenue for the second quarter of fiscal 2003, as compared to the corresponding prior year period. We expect that total operating expenses will decline for the remaining two quarters of fiscal 2003, given continued efforts to conserve cash by reducing future operating expenses. During October 2002, the Company reduced headcount by 8, from 44 at September 28, 2002 to 36 at October 30, 2002, in connection with its efforts to conserve cash by reducing operating expenses.

         For the six months ended September 28, 2002 total operating expenses were $6.3 million, representing a decrease of $6.2 million, or 50%, from $12.5 million for the comparable prior year period. This decrease in operating expenses was primarily attributable to lower development, sales and marketing and general and administrative expenses of $4.6 million, due principally to: a decrease of $2.9 million in staffing costs, as a result of the headcount reductions implemented since September 29, 2001; a decrease of $0.3 million in commissions, as a result of lower revenues; a decrease of $0.4 million in facility related expenses, due to reductions in the amount of leased office space; a decrease of $0.4 million in contractor and outside service expense, as a result of a reduction in the usage of outside services; and, a decrease of $0.6 million in other operating costs, as a result of general expense reduction programs. Also contributing to the decline in operating expenses were a decrease of $1.5 million in intangible amortization charges, principally due to the sale of the Pilot and HitList product lines in the first quarter of fiscal 2003 as well as non-amortization of goodwill during the first six months of fiscal 2003, and a decrease in stock-based compensation expense of $0.4 million, principally due to the lower headcount levels as compared to the prior year period, offset by a $0.3 million charge for fixed assets written off.

         As a percentage of net revenue, total operating expenses were 183%, as compared to 168% for the six months ended September 29, 2001. The increase in operating expenses as a percentage of net revenue was due primarily to the reduction in revenue being proportionally greater than the decline in total operating expenses for the six months year to date of fiscal 2003, as compared to the corresponding prior year period.

         Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. For the three months ended September 28, 2002, research and development expenses were $0.6 million, representing a decrease of $1.1 million or 65%, from $1.7 million for the corresponding prior year period. This decrease was primarily due to: a $0.8 million decrease in staffing costs, as a result of reduced headcount; a $0.1 million decrease in facilities costs, as a result of a reduction in office space under lease; and, a $0.2 million decrease in other operating expenses, as a result of cost reduction programs implemented during fiscal 2003. In comparison to the prior year period, research and development headcount declined by 73%, to 12 employees at September 28, 2002, as compared to 45 employees at September 29, 2001. Of the 33 positions eliminated in the research and development function, 11 employees were transferred to the purchaser of the Pilot and HitList assets, and 22 positions were eliminated in connection with our cost reduction programs. As a percentage of net revenue, research and development expenses were 39%, as compared to 45% for the three months ended September 29, 2001. This decrease in research and development expenses as a percentage of net revenue was due primarily to the reductions made in research and development costs during the three months ended September 28, 2002 as compared to the corresponding prior year period. In the near term, we believe that research and development expenses will decline as a result of our efforts to reduce operating expenses. Research and development expenditures are charged to operations as incurred.

         For the six months ended September 28, 2002, research and development expenses were $1.7 million, representing a decrease of $2.2 million or 56%, from $3.9 million for the corresponding prior fiscal year period. This decrease was due primarily to: a $1.6 million decrease in staffing costs, as a result of reduced headcount; a $0.3 million decrease in facilities costs, as a result of a reduction in office space under lease; and, a $0.3 million decrease in other operating expenses, as a result of cost reduction programs implemented during fiscal 2003. As a percentage of net revenue, research and development expenses for the six months ended September 28, 2002 were 49%, as compared to 52% for the comparable prior year period. This decrease in research and development expenses as a percentage of net revenue was due primarily to the reductions made in research and development costs during the six months ended September 28, 2002 as compared to the corresponding prior year period.

         Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, and promotional expenses. For the three months ended September 28, 2002, sales and marketing expenses were $0.4 million, representing a decrease of $1.2 million, or 73%, from $1.6 million for the corresponding prior year period. This decrease was due primarily to: a $0.5 million reduction in salary expense, as a result of reduced headcount; a $0.2 million decrease in commission expense, as a result of lower net revenue; a $0.4 million decrease in marketing and promotion expenses and a $0.1 million decrease of in all other operating expenses, as a result of cost reduction programs implemented in fiscal 2003. Sales and marketing headcount was 6 at September 28, 2002, as compared 21 at September 29, 2001, which represents a decline of 71%. Of the 15 positions eliminated in the sales and marketing function, 2 were transferred to the purchaser of the Pilot and HitList assets, and the balance were eliminated in connection with our cost reduction programs. As a percentage of net revenue, sales and marketing expenses were 28%, as compared to 42% for the three months ended September 29, 2001. This decrease in sales and marketing expenses as a percentage of net revenue was due primarily to the decline in sales and marketing costs for the three months ended September 28, 2002 as compared to the corresponding prior year period. In the near term, we believe that sales and marketing expenses will decrease in dollar amount in connection with our efforts to reduce operating expenses.

         For the six months ended September 28, 2002, sales and marketing expenses were $1.4 million, representing a decrease of $1.7 million, or 56%, from $3.1 million for the corresponding prior year period. This was due primarily to: a $0.8 million decrease in salary expense, as a result of reduced headcount; a $0.3 million decrease in commission expense, as a result of decreased revenue; a $0.3 million decrease in marketing and promotion expenses and a $0.3 million decrease in other operating expenses, as a result of cost reduction programs implemented in fiscal 2003. As a percentage of net revenue, sales and marketing expenses were 40%, as compared to 42% for the three months ended September 29, 2001. This decrease in sales and marketing expenses as a percentage of net revenue was due primarily to the decline in sales and marketing costs for the six months ended September 28, 2002 as compared to the corresponding prior year period.

         General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel related costs for administrative functions, as well as insurance, professional service fees, and bad debt expense. For the three months ended September 28, 2002, general and administrative expenses were $1.0 million, representing a decrease of $0.5 million, or 33%, from $1.5 million for the three months ended September 29, 2001. This decrease was primarily due to: a $0.1 million decrease in salary expense, as a result of reduced headcount; a $0.3 million decrease in professional service fees; and, a $0.1 million decrease in all other operating expenses, as a result of cost reduction programs implemented during fiscal 2003. General and administrative headcount was 9 at September 28, 2002, as compared 15 at September 29, 2001, which represents a decline of 40%. Of the 6 positions eliminated in the general and administrative function, 2 were transferred to the purchaser of the Pilot and HitList assets, and the balance were eliminated in connection with our cost reduction programs. As a percentage of net revenue, general and administrative expenses for the three months ended September 28, 2002 were 64%, as compared to 39% for the three months ended September 29, 2001. This increase in general and administrative expenses as a percentage of net revenue was due to the reduction in revenue being proportionally greater than the reduction in general and administrative expenses for the three months ended September 28, 2002 as compared to the prior year period. In the near term, we believe that general and administrative expenses will decrease in dollar amount in connection with our efforts to reduce operating expenses.

         For the six months ended September 28, 2002, general and administrative expenses were $2.1 million, representing a decrease of $0.7 million, or 26%, from $2.8 million for the six months ended September 29, 2001. This decrease was primarily due to a $0.5 million decrease in salary expense, as a result of reduced headcount and a $0.2 million decrease in professional service fees, as a result of cost reduction programs implemented during fiscal 2003. As a percentage of net revenue, general and administrative expenses for the six months ended September 28, 2002 were 60%, as compared to 38% for the six months ended September 29, 2001. This increase in general and administrative expenses as a percentage of net revenue was due to the reduction in revenue being proportionally greater than the reduction in general and administrative expenses for the six months ended September 28, 2002 as compared to the prior year period.

         Amortization of intangible assets. The balance is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired in our acquisitions of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. Intangible assets are being amortized on a straight-line basis over a useful life of three years. For the three months ended September 28, 2002, amortization of intangible assets was $0.3 million, representing a decrease of $0.8 million, or 76%, from $1.1 million for the three months ended September 29, 2001. As a percentage of net revenue, amortization of intangibles was 18%, as compared to 30% for the three months ended September 29, 2001.

         For the six months ended September 28, 2002, amortization of intangible assets was $0.8 million, representing a decrease of $1.5 million, 64%, from $2.3 million for the six months ended September 29, 2001. As a percentage of net revenue, amortization of intangibles was 24%, as compared to 31% for the three months ended September 29, 2001.

         The decrease of $0.8 million and $1.5 million for the three and six months period ended September 28, 2002, respectively, versus the comparable prior year periods was due primarily to the sale of the Pilot and HitList products in the first quarter of fiscal 2003, and a reduced value of identifiable intangible assets associated with the Pilot products, as a result of the intangible asset impairment charge of $1.2 million we incurred in the fourth quarter of fiscal 2002. In addition, $0.5 million of assembled workforce intangibles has been reclassified to goodwill since March 31, 2002 and is no longer subject to amortization, resulting in a lower amortization expense of $0.15 million in the current period.

         At September 28, 2002, the remaining balance of identified intangibles of approximately $0.7 million will be amortized over the remaining useful life ranging from 6 to 9 months. We assess the carrying value of identified intangibles, whenever events or changes in circumstances indicate that the amount might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

         Write down of fixed assets. In connection with the reductions in headcount, we performed an impairment analysis of our fixed assets for the three months ended September 28, 2002. As a result of this analysis, we recorded a write-off of property and equipment costing $910,000, which had accumulated depreciation of $769,000 and resulted in a loss on disposal of $141,000. We performed a similar analysis in the first quarter of fiscal 2003, and recorded a write-off of property and equipment costing $320,000, which had accumulated depreciation of $171,000 and resulted in a loss on disposal of $149,000 for the three months, ended June 30, 2002. For the six months ended September 28, 2002, the total fixed asset write-off was $1.2 million in property and equipment, which had accumulated depreciation of $0.9 million and resulted in a loss on disposal of $0.3 million.

         Stock-based compensation. Stock compensation expense results from the amortization of deferred stock compensation expense over the vesting period of the related options. Total stock-based compensation was $43,000 and $90,000 for the three and six months ended September 28, 2002, respectively, as compared to $0.3 million and $0.5 million for comparable prior year periods. As a percentage of net revenue, stock-based compensation for the three months ended September 28, 2002 was 3%, as compared to 7% for the comparable prior year period. For the six months ended September 28, 2002, stock-based compensation expense as a percentage of net revenue was 3%, as compared to 7% for the comparable prior year period. The decline in stock-based compensation was principally attributable to the cancellation of options associated with employees terminated since September 29, 2001. The remaining balance of $76,000 of deferred stock compensation expense will continue to be amortized over the vesting of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

         Other income (expense), net. Other income, net consists of interest income, interest expense, other income, other expense, and gain or loss on foreign currency exchange. For the three months ended September 28, 2002, and September 29, 2001 other income, net was approximately $3,000 and $77,000, respectively, and principally comprised of interest income from invested cash balances.

         For the six months ended September 28, 2002, other expense, net was approximately $2,000. For the six months ended September 29, 2001, other income, net was $0.2 million, which principally comprised of interest income from invested cash balances.

         Gain on Sale of Technology Assets. For the six months ended September 28, 2002, gain on sales of technology assets was $0.3 million, as compared to $4.3 million for the comparable prior year period.

         On June 26, 2001, we signed a definitive agreement (the “Agreement”) with JDA Software Group, Inc. (“JDA”) pursuant to which we transferred and sold to JDA certain intellectual property and technology assets and also transferred to JDA related personnel responsible for developing the transferred technology. We received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account, subject to indemnification and escrow provisions set forth in the Agreement. Since our basis in the intellectual property sold to JDA was zero, we recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow was released in June 2002, and was recognized as an additional gain on sale during the quarter ended September 28, 2002.

         On May 30, 2002, Accrue Software, Inc. and certain of its wholly owned subsidiaries including Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd. and Thorn EMI Computer Software Ltd, (collectively, the “Seller”) and Pilot Software Acquisition Corp. and Pilot Software Services Corp. (collectively, the “Purchaser”) executed an asset purchase agreement pursuant to which the Seller sold and transferred to the Purchaser intellectual property and technology assets (including the Pilot and Hit List software products), certain related customer contracts, certain other assets and liabilities (collectively, the “Assets”) for $1.5 million in cash and assumption of certain liabilities, principally future service obligations on prepaid maintenance contracts, totaling $1.2 million. The consideration paid of $1.5 million was based on the fair market value of the Assets as of May 30, 2002, as determined in good faith by the Seller and the Purchaser. We paid $0.1 million in transaction costs related to the sale of the Assets. Since our basis in the Assets sold to Purchaser was $2.8 million, we recognized a loss of $0.2 million from the transaction.

         Taxation. We have not generated any taxable income to date and therefore have not paid any United States federal income taxes since inception. We have federal and state net operating loss carryforwards for tax purposes. Use of our net operating loss carryforwards may be subject to limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability.

Liquidity and Capital Resources

         Since inception we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, bank loans, asset sales and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses.

         Cash used in operating activities totaled $3.2 million for the six months ended September 28, 2002, as compared to $9.7 million for the corresponding prior year period. During the six months ended September 28, 2002, the $3.2 million of cash used in operating activities was primarily attributable to our net loss of $4.3 million, gain on sale of technology assets of $0.3 million and decreases in accounts payable and accrued liabilities of $0.9 million and deferred revenue of $0.9 million, offset by a decrease in accounts receivable of $1.4 million, a decrease in prepaid expenses and other assets of $0.1 million and non-cash charges totaling $1.7 million. The decrease in accounts receivable and deferred revenue were a result of the decrease in net revenue in the six months ended September 28, 2002 as compared to the comparable prior year period. The decrease in accrued liabilities was due principally to the reduction in operating expenses during the six months ended September 28, 2002 as compared to the comparable prior year period. The non-cash charge included depreciation expense of $0.5 million, write-off of fixed assets of $0.3 million, amortization of intangibles of $0.8 million arising from acquisitions during prior fiscal years, and stock-based compensation expense of $0.1 million.

         Cash provided by investing activities totaled $1.8 million for the three months ended September 28, 2002, as compared to $4.3 million for the six months ended September 29, 2001. During the six months ended September 28, 2002, $1.9 million of cash was provided by the proceeds from sale of technology assets. During the six months ended September 29, 2001, $4.3 million of cash was provided from the proceeds from sale of technology assets.

         Cash provided by financing activities totaled $4,000 for the six months ended September 28, 2002, and was comprised of proceeds from the sale of stock under the Company’s employee option plan and the employee stock purchase plan. Cash used by financing activities was $21,000 for the six months ended September 29, 2001. The prior year’s activity includes release of restricted cash of $2.0 million offset by repayment of short-term borrowings of $2.0 million, repurchase of common stock totaling $43,000 and proceeds from stock options and warrants exercised of $22,000.

         We had working capital deficits of $0.9 million and $1.1 million at September 28, 2002 and March 30, 2002, respectively. The decline in the working capital deficit during the six months ended September 28, 2002 was due principally to the reduction of deferred revenue associated with the sale, to Pilot Software Acquisition Corp., of certain customer contracts and the corresponding deferred maintenance liabilities. Our current significant commitments consist of non-cancelable operating leases for office facilities and equipment and minimum royalty payments for licensed technology used in our products, as noted below:

	Total	Less than 1 year	1-3 years

Contractual Cash Obligations
(in thousands)
Operating leases*	$1,180	$651	$529

Minimum royalty payments	241	175	66

Total contractual cash obligations	$1,421	$826	$595

*	excluding sub-lease income

         As of September 28, 2002, our principal source of liquidity consisted of cash and cash equivalents of $1.3 million. Of this total, $0.6 million was held in our foreign subsidiaries. We may face limitations in accessing cash balances in foreign subsidiaries for use by Accrue, the US parent company.

         In June 2001, we entered into an at-will, one-year accounts receivable purchase agreement with a financial institution under which we may borrow up to an aggregate of $1.5 million, subject to the approval of assigned receivables by the lender. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. As of September 28, 2002, we were eligible for approximately 8% of the $1.5 million maximum borrowing base due to the amount of eligible accounts receivable. This facility renewed for a one-year period in June 2002. We have no borrowings pursuant to this agreement.

         While we have substantially reduced our level of operating expenses, we have been unable to generate revenues sufficient to achieve positive cash flow and, as a result, we continue to use available cash in our operations. Our current cash resources are insufficient to fund our business as it has historically been conducted and will soon be exhausted by the current level of operating expenses absent a rapid increase in our revenues or our obtaining additional capital. We are pursuing various initiatives to improve our cash position, including selling additional stock, selling assets, incurring additional debt, implementing further reductions in spending and other cash generating initiatives. Additional financing may not be available on acceptable terms, if at all, especially in light of the difficult market climate and the delisting of our common stock from trading on the Nasdaq SmallCap Market, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. As a result of our continuing operating deficit and limited cash resources, if we cannot raise funds quickly, it is likely that we will not be able to continue our business as a going concern and that we will be required to wind down our operations and engage in efforts to sell our assets. In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders, and we may decide or be compelled to file for protection under federal bankruptcy proceedings. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders and creditors.

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

         Unless our current cash resources improve quickly, we will be unable to pay our future obligations as they arise. These obligations include contractual cash obligations such as operating leases and minimum royalty payments, and contingent cash obligations such as the claims filed by terminated employees in Europe. Failure to pay minimum royalty payments would result in termination of our licensed to third party technology that is incorporated into our products, and such license terminations would preclude continued selling of our products in their current form. Furthermore, unless our current cash resources quickly improve, we will be unable to fund operating expenses, including retaining employees, to maintain our business. As a result, our vendors would likely not extend future credit to us. In addition, if our current cash resources continue to decline, we may not be able to pursue an orderly wind down of our business in which we can satisfy in full the obligations to current creditors or fund efforts to improve our cash position, including selling additional stock or selling our assets.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after September 29, 2001. SFAS No. 142 was effective for the Company beginning March 31, 2002 for existing goodwill and intangible assets.

         In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 was effective for the Company beginning March 31, 2002. In accordance with this pronouncement, the Company recorded a write-down of fixed assets.

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

         Our current cash resources are insufficient to fund our business as it has historically been conducted and will soon be exhausted by the current level of operating expenses absent a rapid increase in our revenues or our obtaining additional capital. If we cannot raise funds quickly, it is likely that we will be unable to continue our business as a going concern and that we will need to wind down our operations and engage in efforts to sell our assets. In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders, and we may decide or be compelled to file for protection under federal bankruptcy proceedings. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders and creditors.

We may be required to pursue additional cost reduction efforts that will impact our ability to operate our business.

         During the quarter ended September 28, 2002, we implemented additional cost reduction programs and efforts to preserve cash, including a temporary unpaid leave program for a significant number of our employees. During October 2002, we implemented a reduction in force, which reduced full time equivalent headcount from 44 to 36 employees. In addition, if our cash position does not improve quickly, we may need to reduce the headcount further and/or reduce employee compensation levels, which would harm our ability to retain our employees. Further reducing the number of our employees could adversely impair our ability to operate our business, including our ability to increase revenues and maintain effective disclosure and internal controls and procedures. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may be unable to pay our current and future debts as they become due.

         Unless our current cash resources improve, we will be unable to pay our future obligations as they arise. These obligations include contractual cash obligations such as operating leases and minimum royalty payments, or contingent cash obligations such as the claims filed by terminated employees in Europe. Furthermore, unless our current cash resources improve, we will be unable to fund payment of current liabilities and operating expenses, including retaining employees, to maintain our business. As a result, our vendors would likely not extend future credit to us. Failure to pay minimum royalty payments would result in termination of our licenses to third party technology that is incorporated into our products, and such license termination would preclude continued selling of our products. In addition, if our current cash resources continue to decline, we may not be able to pursue an orderly wind down of our business in which we can satisfy in full our obligations to current creditors or fund efforts to improve our cash position, including selling additional stock or selling our assets.

Concerns about our financial viability have impacted our ability to close sales transactions with current and prospective customers.

         To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling securities and assets. While we have substantially reduced our level of operating expenses, we continue to consume cash in our operations and cash resources available to us are insufficient to fund our operations now and for the foreseeable future. As a result, our audited financial statements for the fiscal year ended March 29, 2002 contains a qualified audit opinion that questions our ability to remain a going concern. Customer concerns about our financial viability, particularly our lack of profitability, low levels of working capital and the impact of our stock being delisted from the Nasdaq SmallCap Market, have adversely impacted our ability to close new sales transactions and generate revenue. These concerns will continue and likely intensify in the foreseeable future unless additional capital is obtained. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not be able to retain qualified individuals to serve on our Board of Directors or to retain high quality employees in our management, engineering, customer service, sales and marketing departments, which could significantly harm our business.

         Our success depends to a significant degree upon the continued contribution from employees in our management, engineering, sales and marketing and customer support departments, and from our Board of Directors. If we fail to raise additional cash quickly and if concerns regarding our financial condition remain, many of our employees will seek alternative employment and our business operations and operating revenue will be impaired. Additionally, as a result, our current directors may decide to resign from the Board and we may not be able to attract qualified individuals to join the Board. Our key employees do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty.

         Several important management employees have recently left the Company. In connection with the sale of certain technology assets related to the Pilot and Hit List software products in May 2002, our Chief Technology Officer resigned and became an employee of the purchaser at the time of closing of that transaction, and our Vice President of Engineering resigned and became an employee of the purchaser during the quarter ended September 28, 2002. The Vice President of Engineering continues to support the Company on a part-time basis under a consulting agreement we have with the purchaser. In addition, our Vice President of Sales and Marketing resigned during October 2002. Our Chief Executive Officer has assumed the duties of Vice President of Marketing and Vice President of Professional Services has assumed the duties of Vice President of Sales. The reductions in our management team could impair our ability to execute our business strategy and effectively operate our business. Three directors recently resigned from the Board, and the Board subsequently amended the Bylaws of the Company to reduce the authorized number of directors from 7 to 4. As a result, there are currently no vacancies on the Board or any committees.

         Additionally, we do not maintain key person life insurance policies on any of our employees. The market price of our common stock has been volatile and has fluctuated significantly in the past. To the extent this volatility and fluctuation continues, equity-based compensation policies and plans, which have historically been significant in our attracting and retaining qualified directors and highly skilled personnel, may not be as effective as in the past.

Our cost-reduction efforts may adversely impact our productivity and service levels.

         We implemented various cost-control measures affecting all areas of our business operations during the quarter ended September 28, 2002, including reductions in our workforce, from 98 at March 30, 2002 to 44 at September 28, 2002. In early October 2002, we implemented additional cost reduction programs and efforts to preserve cash, including a reduction in headcount from 44 to 36 employees. Our recent workforce reductions may hurt the morale and loyalty of our remaining employees. Additionally, the recent reduction or elimination of cash bonuses and reductions in executive salaries may reduce incentives for our employees to remain with us. We must continue to implement cost reduction measures to align our expenses with revenue and improve our overall cash position. These expense reductions may include additional headcount reductions, salary reductions and unpaid leave programs, and there is no assurance that these actions will not adversely impact our employees’ morale and productivity, the competitiveness of our products and business, and the results of our operations.

We have incurred substantial losses and negative cash flow during our operating history, and we expect these losses to continue for the foreseeable future.

         We have not achieved profitability. We have incurred substantial losses and negative cash flows from operations in each fiscal year since inception. At September 28, 2002, we had an accumulated deficit of $263 million. We expect to continue to incur losses on both a quarterly and annual basis, and may continue to do so for the foreseeable future. If we are unable to increase our revenue from licensing, maintenance and service each quarter while reducing our expenses from the current level, we will not be able to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our results of operations.

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

         We made four acquisitions during the fiscal years 2000 and 2001 to support the development of our Accrue G2 product and the expansion of our business. In order to grow our revenue and generate cash, we may decide to buy businesses, products and technologies that complement or augment our existing products or technologies. Acquisitions may be difficult to complete for reasons such as the cost of potential transactions, the volatility in the price of our common stock, concerns regarding our financial viability, competition among prospective buyers and the need for regulatory approvals. We may not be able to complete any given acquisition. We may need to raise additional funds by selling our stock or borrowing money to finance a potential acquisition. We may not be able to secure financing on favorable terms, and the issuance of our stock may result in the dilution of our existing stockholders.

         The process of integrating an acquisition may result in unforeseen operating difficulties and expenditures, could disrupt our ongoing business, absorb significant management attention, expose us to unknown liabilities, or require additional costs for technology or personnel integration, any of which could materially harm our business. Moreover, we may fail to realize the anticipated benefits of any acquisition. During fiscal years 2001 and 2002, we incurred impairment charges of $139.7 million and $1.2 million, respectively, in respect of intangible assets and goodwill related to prior acquisitions.

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

Risks Related to Our Market and Ability to Sell

Our business has been and could continue to be materially adversely affected as a result of general economic and market conditions.

         We are subject to the effects of general global economic and market conditions. The market for enterprise software applications has been weak during the past year, due in part to the impact of the recession in the U.S. and reductions in the information technology capital budgets by our current and prospective customers. These adverse impacts have lead to longer sales cycles, lower levels of new orders, delays in payment and collection, and price pressures, causing the Company to realize lower revenue and margins. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information on our results of operations.

We are relying on one product, Accrue G2, to generate most of our future revenue, which may not achieve market acceptance.

         In May 2001, we announced the commercial launch of Accrue G2, our next generation Internet analysis solution. Since that time, we sold Accrue G2 to 17 customers. Accrue G2 has not received a significant degree of market acceptance and may not in the future. There are significant risks inherent in new product introductions including the possible failure to address some or all of our customer’s needs and undetected product errors or deficiencies. Product deficiencies, errors or failures and a lack of sufficient financial resources to invest in the sales and marketing of Accrue G2 will likely result in loss or delay of market acceptance. We expect that our future financial performance will depend significantly on the successful sale, implementation and market acceptance of Accrue G2 or enhanced products that may not occur on a timely basis or at all. In addition, our cost reduction efforts, particularly in research and development, may impair our ability to introduce new and enhanced versions of Accrue G2 and other products during fiscal 2003.

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

         Our principal competitors today include vendors of software that target Internet customer data collection and analysis markets such as SPSS/net.Genesis Corporation, and NetIQ/Webtrends; Application Service Provider (ASP) vendors such as Coremetrics Inc., Keylime and digiMine, Inc.; providers of business intelligence or customer relationship management (CRM) tools, such as E.piphany, MicroStrategy Inc., Business Objects S.A. and Informatica Corp.; and custom development efforts by system integrators and in-house developers. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from traditional business intelligence and enterprise software vendors as the Internet software market continues to develop and expand.

         These companies, as well as other competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. Increased competition is likely to result in lower sales volumes, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We may not be able to compete successfully against current and future competitors, in which case our business could suffer.

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

         In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently reduced the size of our direct sales force and temporarily deferred plans to hire additional sales personnel. As of November 12, 2002, our sales and marketing organization consisted of 3 employees. To grow our revenue in the future, we will need to hire additional sales personnel. There can be no assurance that we will be successful in this endeavor unless we are able to substantially improve our cash position. In addition, new hires will require extensive training and typically take several months to achieve productivity. We also plan to expand our relationships with channel partners, distributors, systems integrators and other partners to build our indirect sales channel, and there is no assurance that we will be successful in this endeavor.

Our international operations expose us to greater intellectual property, collections, exchange rate, labor, regulatory and other risks, which could materially impact our financial condition and ability to grow.

         Licenses and services sold to clients located outside the United States were approximately 49% and 43% of the total revenue for the six months ended September 28, 2002 and September 29, 2001, respectively. These results included revenue from the Pilot and Hit List products, which we sold in May 2002 and therefore are no longer available.

         Continued generation of international sales will require management attention and resources. We cannot be certain that we will be successful in maintaining the volume of international revenues. International operations are subject to other inherent risks, including:

•	difficulties in managing foreign operations;
•	limitations in accessing cash balances in our foreign subsidiaries for use by the Accrue US parent company;
•	potential unexpected changes in regulatory practices and tariffs;
•	complex, restrictive and potentially costly labor laws and practices;
•	longer sales and collection cycles;
•	foreign currency exchange rate fluctuations;
•	reduced protection for intellectual property rights in some countries; and
•	seasonal reductions in business activity.

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

If our intellectual property were not protected adequately, our business would suffer.

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

Risks Related to our Securities Market and Ownership of our Common Stock

Our common stock has experienced low trading volumes and other risks on the OTC Bulletin Board.

         On September 27, 2002, our common stock was delisted from the Nasdaq SmallCap Market as a result of our failure to maintain a minimum bid price of $1.00 required for continued listing. Our stock then began trading on the OTC Bulletin Board under the existing symbol ACRU.

         We may not be able to continue to maintain the trading of our stock on the OTC Bulletin Board, which in 2003 will implement listing standards and an application approval requirement to transition to the new Bulletin Board Exchange (BBX) trading system. The BBX trading system will also require listing fees. Even if our stock continues to be traded on the OTC Bulletin Board or the BBX, many stocks traded on the OTC Bulletin Board have experienced extreme price and trading volume fluctuations. These fluctuations are often unrelated or disproportionate to the operating performance of individual companies. Our stock price may be adversely affected by such fluctuations, regardless of our operating results. Additionally, many common stocks traded on the OTC Bulletin Board are thinly traded, such as our common stock, which would make it difficult to sell our stock. If we are not eligible to list our common stock for trading on the BBX, our stock will then be traded on the Pink Sheets, which would likely make our stock more difficult to trade and subject to greater price volatility than if it were traded on the OTC Bulletin Board.

Substantial sales of our common stock could cause our stock price to decline.

         Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of September 28, 2002, we had 30.1 million shares of common stock outstanding. Of this total, 8.2 million shares were registered on various registration statements on Form S-3 filed in connection with our initial public offering and prior acquisitions, and may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our “affiliates” as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 21.9 million shares of common stock outstanding are “restricted securities” as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 17.0 million shares of our common stock under our existing stock option and employee stock purchase plans.

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

         As of September 28, 2002, our officers and directors beneficially owned approximately 14% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions that you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another Company or person from acquiring or merging with us.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

         Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at September 28, 2002, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Foreign Currency Risk

         Although we have foreign sales offices in Europe, to date our exposure to foreign currency rate fluctuations has not been significant. Sales in the Americas are transacted in U.S. dollars, and sales in Europe have generally been transacted in local currencies. Operating expenses of foreign offices are funded from collections in local currencies and, from time to time, in intercompany loans made in U.S. dollars. Principally maintaining only minimal foreign currency balances in excess of the foreign subsidiaries’ operating cash requirements mitigates the company’s foreign currency risks. However, if we increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

         To date, we do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

Item 4. Controls and Procedures

         We carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchanges Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

         As of the date of this report, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On February 20, 1999, Execplan Sistemas Executivos Ltda., a former distributor of our wholly-owned subsidiary Pilot Software, Inc.’s products in Brazil, filed a Claim for Arbitration with the American Arbitration Association in connection with Pilot’s failure to enter into a new distribution agreement with Execplan when the prior agreement between the parties terminated by its terms. Pilot denied Execplan’s claim and filed a counterclaim alleging, among other things, breach of contract, misappropriation of Pilot trade secrets and infringement of Pilot copyrights. The arbitration was terminated by order of the Arbitrators dated August 16, 2002.

         During the first quarter of fiscal 2002, the Company implemented headcount reductions in certain of its European subsidiaries. The Company provided the effected employees continued employment during the statutory notice period as required by local law. A total of six employees in France and Germany filed complaints with the local labor courts contesting the dismissals and are seeking severance payments and other monetary consideration in addition to compensation for the statutory notice period. As of September 28, 2002, three claims were settled, one claim was dismissed, and two claims are scheduled for hearings in the fourth calendar quarter of 2002. The Company is contesting the remaining two claims. The Company has accrued the cost of the settlements entered into and has accrued its estimated liability for the pending suits.

         The German Tax Authority is auditing the tax returns of the German subsidiary of Pilot Software, which Accrue acquired in September 2000, for the tax years 1995-1999. In connection with this audit, the German Tax Authority has disputed the transfer pricing methodologies and other deductions contained in those tax returns. The Tax Authority has issued a notice of tax deficiency in the amount of 1.5 million DM related to the tax returns for the years 1996 and 1997. Accrue is contesting these claims. In addition, under the terms of the Pilot Merger Agreement, Accrue has right to indemnification against Platinum Equity Holdings, LLC (Platinum) for damages related to tax claims against Pilot Software, Inc. and its subsidiaries arising prior to the date of the acquisition of Pilot Software, Inc. There can be no assurance that this matter will be resolved without costly litigation, or in a manner that is not materially adverse to Accrue’s financial position, results of operations or cash flows. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims, without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

Item 2. Changes in Securities and Use of Proceeds

a.	Not applicable

b.	Not applicable

c.	Securities sold during the quarter ended September 28, 2002 that were not registered under the Securities Act.

         None.

d.	Use of proceeds from sale of Registered Securities.

         Not applicable

Item 3. Default upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective September 19, 2002, David Folkman resigned as a Director of Accrue Software, Inc.

Effective October 3, 2002, Zev Laderman resigned as a Director of Accrue Software, Inc.
Effective October 7, 2002, Bruce Armstrong resigned as a Director of Accrue Software, Inc.

On October 31, 2002, Accrue acquired certain tangible and intangible assets of privately held Personify, Inc., including source code, related documentation and computer hardware for a purchase price of $60,000. In connection with this purchase, the Company borrowed $60,000 from Robert Smelick, Chairman of the Accrue Board of Directors and a significant stockholder of Accrue, under two secured promissory notes payable on demand at their respective maturity dates of November 10, 2002 and November 25, 2002. The loan is collateralized solely by the Company’s interest in the purchased assets.

On November 1, 2002, the Board of Directors of Accrue Software, Inc. amended Section 3.2 of the Bylaws to reduce the authorized number of directors from 7 to 4.

Item 6. Exhibits and Reports on Form 8-K

a.	The following exhibits are attached hereto:

Amended and Restated Bylaws of Accrue Software, Inc.

Secured Promissory Note dated October 11, 2002 made by Accrue Software, Inc. in favor of Robert M. Smelick.

Secured Promissory Note dated October 25, 2002 made by Accrue Software, Inc. in favor of Robert M. Smelick.

Bill of Sale dated as of October 31, 2002 between Accrue Software, Inc. and Personify Inc.

Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports filed on Form 8-K during quarter ended September 28, 2002:

         We filed a current report on Form 8-K on August 15, 2002 with the Securities and Exchange Commission to announce the receipt of a letter from the Nasdaq staff on August 14, 2002 stating that the Company had failed to comply with the $1.00 minimum bid price required for continued listing of its common stock on the Nasdaq SmallCap Market and its stock was subject to delisting.

         We filed a current report on Form 8-K on September 27, 2002 with the Securities and Exchange Commission to announce the delisting of the Company’s common stock from the Nasdaq SmallCap Market.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCRUE SOFTWARE, INC.

	By:	/s/ GREGORY S. CARSON GREGORY S. CARSON CHIEF FINANCIAL OFFICER

Date: November 12, 2002

CERTIFICATIONS

I, Jonathan D. Becher, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Accrue Software Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Jonathan D. Becher

Jonathan D. Becher
Chief Executive Officer

I, Gregory S. Carson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Accrue Software Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Gregory S. Carson

Gregory S. Carson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Bylaws of Accrue Software, Inc.

10.1	Secured Promissory Note dated October 11, 2002 made by Accrue Software, Inc. in favor of Robert M. Smelick.

10.2	Secured Promissory Note dated October 25, 2002 made by Accrue Software, Inc. in favor of Robert M. Smelick.

10.3	Bill of Sale dated as of October 31, 2002 between Accrue Software, Inc. and Personify Inc.

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.