Form 10-Q
period 2002-12-28
ACCRUE SOFTWARE INC
filed 2003-02-11
CIK 1087243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-26437

Accrue Software, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	94-3238684
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

48634 Milmont Drive
Fremont, California    94538-7353
(Address of Principal Executive Offices including Zip Code)

(510) 580-4500
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒

      As of December 28, 2002, there were 30,137,501 shares of the registrant's Common Stock outstanding.

Accrue Software, Inc.
Quarterly Report on Form 10-Q
For the quarterly period ended December 28, 2002

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        March 30,     December 28,
                                                         2002            2002
                                                     --------------  --------------
ASSETS
Current assets:
    Cash and cash equivalents...................... $        2,646  $          662
    Accounts receivable, net.......................          1,952             531
    Prepaid expenses and other current assets......            476             414
                                                     --------------  --------------
        Total current assets.......................          5,074           1,607
Property and equipment, net........................          1,894             885
Goodwill and intangible assets, net................          4,604             940
Other assets.......................................            200              --
                                                     --------------  --------------
        Total assets............................... $       11,772  $        3,432
                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................... $          633  $          534
    Accrued liabilities............................          2,363           1,416
    Deferred revenue...............................          3,146             854
    Short-term borrowings..........................             --              60
                                                     --------------  --------------
        Total current liabilities..................          6,142           2,864
                                                     --------------  --------------
Stockholders' equity:
    Common stock, $0.001 par value.................             31              31
    Additional paid-in capital.....................        263,836         263,844
    Deferred stock-based compensation..............            (93)            (21)
    Accumulated other comprehensive income.........             72             204
    Accumulated deficit............................       (258,216)       (263,490)
                                                     --------------  --------------
        Total stockholders' equity.................          5,630             568
                                                     --------------  --------------
        Total liabilities and stockholders' equity. $       11,772  $        3,432
                                                     ==============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended         Nine Months Ended
                                                  --------------------------  --------------------------
                                                   December 29,  December 28,  December 29,  December 28,
                                                      2001          2002          2001          2002
                                                  ------------  ------------  ------------  ------------
Net revenue:
   Software license............................. $        976  $        183  $      3,557  $        840
   Maintenance and service......................        2,885           801         7,726         3,594
                                                  ------------  ------------  ------------  ------------
Total net revenue...............................        3,861           984        11,283         4,434
                                                  ------------  ------------  ------------  ------------
Cost of revenue:
   Software license.............................           75            50           285           132
   Maintenance and service......................        1,396           550         5,238         2,198
                                                  ------------  ------------  ------------  ------------
Total cost of revenue...........................        1,471           600         5,523         2,330
                                                  ------------  ------------  ------------  ------------
Gross profit....................................        2,390           384         5,760         2,104

Operating expenses:
   Research and development.....................        1,628           404         5,480         2,093
   Sales and marketing..........................        1,558           324         4,653         1,689
   General and administrative...................        1,281           351         4,069         2,416
   Amortization of intangibles..................        1,145           277         3,435         1,095
   Write-down of fixed assets...................           --            --            --           290
   Stock-based compensation expense.............         (772)          (15)         (287)           75
                                                  ------------  ------------  ------------  ------------
Total operating expenses........................        4,840         1,341        17,350         7,658
                                                  ------------  ------------  ------------  ------------
Loss from operations............................       (2,450)         (957)      (11,590)       (5,554)
Other income (expense), net.....................           16           (16)          227           (19)
Gain on sale of technology assets...............           --            --         4,306           299
                                                  ------------  ------------  ------------  ------------
Net loss........................................ $     (2,434) $       (973) $     (7,057) $     (5,274)
                                                  ============  ============  ============  ============

Net loss per share, basic and diluted........... $      (0.08) $      (0.03) $      (0.24) $      (0.18)
                                                  ============  ============  ============  ============

Shares used in computing net loss per share,
   basic and diluted............................       29,772        29,991        29,803        29,968
                                                  ============  ============  ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

                                                                               Nine Months Ended
                                                                           --------------------------
                                                                            December 29,  December 28,
                                                                               2001          2002
                                                                           ------------  ------------
Cash flows from operating activities:
   Net loss.............................................................. $     (7,057) $     (5,274)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Gain on sale of technology asset...................................       (4,306)         (299)
      Depreciation and amortization......................................        4,228         1,684
      Loss on sale of fixed assets.......................................           --             4
      Fixed assets written off...........................................           --           290
      Provision for (recovery of sales) returns and doubtful accounts....          102          (244)
      Stock-based compensation expense...................................         (287)           75
      Changes in operating assets and liabilities:
         Accounts receivable.............................................         (653)        1,731
         Prepaid expenses and other current assets.......................        1,837           246
         Other assets....................................................          310            --
         Accounts payable................................................         (361)         (101)
         Accrued liabilities.............................................       (1,458)         (963)
         Accrued costs related to merger and acquisition.................          (80)           --
         Deferred revenue................................................       (1,962)       (1,083)
                                                                           ------------  ------------
      Net cash used in operating activities..............................       (9,687)       (3,934)
                                                                           ------------  ------------
Cash flows from investing activities:
   Net proceeds from sale of technology assets...........................        4,306         1,873
   Proceeds from sale of fixed assets....................................           --             2
   Acquisition of property and equipment.................................          (61)          (44)
   Acquisition of technology assets......................................           --           (50)
                                                                           ------------  ------------
      Net cash provided by investing activities..........................        4,245         1,781
                                                                           ------------  ------------
Cash flows from financing activities:
   Proceeds from stock options and employee stock purchase plan..........           22             4
   Proceeds from short-term borrowings...................................           --            60
   Repurchase of common stock............................................          (57)           --
   Repayment of short term borrowings....................................       (2,000)           --
                                                                           ------------  ------------
      Net cash provided by (used in) financing activities................       (2,035)           64
                                                                           ------------  ------------
      Effect of exchange rate changes on cash............................           56           105
                                                                           ------------  ------------
Net decrease in cash and cash equivalents................................       (7,421)       (1,984)
Cash and cash equivalents at beginning of period.........................       11,951         2,646
                                                                           ------------  ------------
Cash and cash equivalents at end of period............................... $      4,530  $        662
                                                                           ============  ============

Supplemental disclosure of cash flow information:
   Interest paid......................................................... $         28  $          4
                                                                           ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCRUE SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 30, 2002, which are contained in the Company's Annual Report on Form 10-K. The results of operations for the current interim period are not necessarily indicative of results to be expected for the full year ending March 29, 2003 or other future periods.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Accrue has completed several rounds of equity financing, and debt financing, including a secured convertible note financing in February 2003 that generated $500,923 in proceeds and may generate an additional $300,000 in funds according to the terms of such financing. Accrue previously completed its initial public offering in July 1999 which generated $40.8 million of net proceeds. However, Accrue has incurred substantial losses and negative cash flows from operations in each fiscal year since inception. As of December 28, 2002, Accrue had an accumulated deficit of $263.5 million and a working capital deficit of $1.3 million. For the nine months ended December 28, 2002, Accrue incurred a net loss of $5.3 million and negative cash flows from operations of $3.9 million. Management expects operating losses and negative cash flows to continue for at least the next several quarters due to a decline in projected revenue in comparison to fiscal 2003

Accrue's future capital requirements will depend on many factors, including the ability to increase revenue levels, control operating costs, market acceptance of products, timely collection of accounts receivable, and successful negotiation of settlements with our creditors. Our ability to accomplish these objectives is subject to uncertainty.

Although we have recently raised additional working capital pursuant to the convertible debt financing more fully described in Note 12, unless we are able to achieve a rapid increase in our revenues, our current cash resources will be insufficient to fund our business as it has historically been conducted and will soon be exhausted by the current level of operating expenses. Absent such an increase in revenues and possible further cuts in expenses, we would need to obtain additional capital. We are pursuing initiatives to achieve such increased revenues and to improve our cash position by incurring up to $309,000 in additional convertible debt pursuant to the financing discussed in Note 12. However, additional financing may not be available on acceptable terms, if at all, especially in light of the difficult market climate. If we were able to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Any such financing will be dilutive to existing stockholders. In the event that we cannot improve our cash position quickly, it is likely that we will not be able to continue our business as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after December 29, 2001. SFAS No. 142 was effective for the Company beginning March 31, 2002 for existing goodwill and intangible assets. See Note 5 to the Consolidated Financial Statements for additional discussion of the impact of SFAS No. 142.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 was effective for the Company beginning March 31, 2002. In accordance with this pronouncement, the Company recorded a write-down of fixed assets. See Note 10.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of SFAS No. 146 on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FAS 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions shall be effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating whether to adopt SFAS No. 148. The Company will adopt the disclosure provisions of SFAS No. 148 in its Annual Report on Form 10-K for the year ending March 29, 2003.

Note 3 - Net loss per share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of vested common shares and potential common shares outstanding during the period. However, as Accrue generated net losses in all periods presented, potential common shares, composed of incremental common shares issuable upon the exercise of stock options and shares subject to repurchase, are not included in diluted net loss per share because such shares are anti- dilutive.

At December 28, 2002 and December 29, 2001, options to purchase 2,404,208 and 6,348,500 shares, respectively, of the Company's common stock were outstanding, and 142,742 and 243,200 shares, respectively, of common stock issued are subject to repurchase and could potentially dilute earnings per share in future periods.

A reconciliation of shares used in the calculation of net loss per share follows (in thousands, except per share data):

                                                               Three Months Ended     Nine Months Ended
                                                           ----------------------  ----------------------
                                                            Dec. 29,    Dec. 28,    Dec. 29,    Dec. 28,
                                                              2001        2002        2001        2002
                                                           ----------  ----------  ----------  ----------
NET LOSS PER SHARE, BASIC AND DILUTED:
   Net loss.............................................. $   (2,434) $     (973) $   (7,057) $   (5,274)
                                                           ==========  ==========  ==========  ==========

   Weighted average shares of common stock outstanding...     30,032      30,138      30,156      30,124
   Less: weighted average shares subject to repurchase...        260         147         353         156
                                                           ----------  ----------  ----------  ----------
   Weighted average shares used in computing net loss
      per share, basic and diluted.......................     29,772      29,991      29,803      29,968
                                                           ==========  ==========  ==========  ==========

   Net loss per share, basic and diluted................. $    (0.08) $    (0.03) $    (0.24) $    (0.18)
                                                           ==========  ==========  ==========  ==========

Note 4 - Equity Transactions

During the three and nine months ended December 28, 2002, 625 shares of common stock were exercised pursuant to our stock option plans, at a weighted average share price of $0.12. During the three and nine months ended December 28, 2002, 28,000 shares of common stock were issued pursuant to our employee stock purchase plan, at a weighted average share price of $0.14.

During January 2002, Accrue announced a voluntary stock option exchange program for certain of its employees and directors. Under the program, certain of Accrue's employees and directors were given the opportunity to cancel outstanding stock options previously granted to them that had an exercise price in excess of $4.13 per share in exchange for an equal number of new options to be granted at a future date, which was at least nine months and a day from the cancellation date, and conditioned that such person remains an employee or director of the Company. The exercise price of these new options will be equal to the fair market value of Accrue's common stock on the date of grant. The Company's Board of Directors has authorized the grant of the new options contingent upon receipt of the requisite approvals and qualifications under applicable state securities law, which are pending. Each new option will have a vesting commencement date of September 30, 2001 and a three-year vesting schedule, with 1/3 of the options vesting on the first anniversary of the vesting commencement date (September 30, 2002) and 1/36 of the options vesting at the end of each month for the succeeding 24 months. The exchange program does not result in any additional stock-based compensation charge or variable plan accounting. During March 2002, 1.1 million options with a weighted average exercise price of $19.82 were tendered and cancelled under this program.

Note 5 - Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. Further, SFAS No. 142 requires us to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. We will also be required to review our other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. In accordance with this statement, the Company reassessed the classification of its intangible assets as of March 31, 2002, and reclassified $1.1 million of assembled workforce, net of accumulated amortization, to goodwill, which will no longer be amortized. The Company has adopted the rules set forth in Statement No. 142 on accounting for goodwill and other intangibles effective as of March 31, 2002. The Company has completed its transitional assessment and concluded that there is no impairment of the Company's goodwill as of March 31, 2002.

The following is a summary of reported net loss and loss per share as adjusted to exclude amortization of assembled workforce for the periods ended December 28, 2002 and December 29, 2001:

                                                               Three Months Ended     Nine Months Ended
                                                           ----------------------  ----------------------
                                                            Dec. 29,    Dec. 28,    Dec. 29,    Dec. 28,
In thousands, except per share data                           2001        2002        2001        2002
                                                           ----------  ----------  ----------  ----------
Reported net loss........................................ $   (2,434) $     (973) $   (7,057) $   (5,274)
Assembled workforce amortization.........................        256          --         767          --
                                                           ----------  ----------  ----------  ----------
Adjusted net loss........................................ $   (2,178) $     (973) $   (6,290) $   (5,274)
                                                           ==========  ==========  ==========  ==========
Basic and diluted net loss per share:
   Reported net loss..................................... $    (0.08) $    (0.03) $    (0.24) $    (0.18)
   Assembled workforce amortization......................       0.01          --        0.03          --
                                                           ----------  ----------  ----------  ----------
   Adjusted net loss per share........................... $    (0.07) $    (0.03) $    (0.21) $    (0.18)
                                                           ==========  ==========  ==========  ==========

The changes in the carrying amount of goodwill for the three and nine months ended December 28, 2002, are as follows:

                                                             Three        Nine
                                                             Months      Months
                                                             Ended       Ended
                                                            Dec. 28,    Dec. 28,
In thousands                                                  2002        2002
                                                           ----------  ----------
Balance as of beginning of period........................ $      503  $       --
Reclassification of assembled workforce..................         --       1,106
Amount written off related to sale of Pilot
   technology assets.....................................         --        (603)
                                                           ----------  ----------
Balance as of end of period.............................. $      503  $      503
                                                           ==========  ==========

Intangible assets subject to amortization were as follows:

                                                                       March 30,    Dec. 28,
In thousands                                                              2002        2002
                                                                       ----------  ----------
Developed and core technology........................................ $    9,437  $    3,199
Customer relationships...............................................        100         100
Trademarks/tradenames................................................      1,131          40
Less:
   Accumulated amortization of developed and core technology.........     (6,489)     (2,762)
   Accumulated amortization of customer relationships................        (75)       (100)
   Accumulated amortization of trademarks / tradenames...............       (606)        (40)
                                                                       ----------  ----------
Net intangibles...................................................... $    3,498  $      437
                                                                       ==========  ==========

Amortization expense related to intangible assets was $0.3 million and $1.1 million for the three and nine months ended December 28, 2002, respectively. The future amount of amortization expense is as follows:

In thousands

Remaining three months of the fiscal year ending March 29, 2003...... $      200
Twelve months of the fiscal year ending April 3, 2004..................      212
Twelve months of the fiscal year ending April 2, 2005..................       17
Twelve months of the fiscal year ending April 1, 2006................          8
                                                                       ----------
          Total...................................................... $      437
                                                                       ==========

Note 6 - Significant Customer and Geographic Information

Accrue has one reportable segment. Management uses one measurement of profitability for its business. Accrue markets its products and related services to customers in many industries in the United States of America, Europe and Asia-Pacific regions. Revenue by geographic region is as follows:

                                                               Three Months Ended     Nine Months Ended
                                                           ----------------------  ----------------------
                                                            Dec. 29,    Dec. 28,    Dec. 29,    Dec. 28,
In thousands                                                  2001        2002        2001        2002
                                                           ----------  ----------  ----------  ----------
   United States......................................... $    2,257  $      536  $    6,505  $    2,303
   International.........................................      1,604         448       4,778       2,131
                                                           ----------  ----------  ----------  ----------
                                                          $    3,861  $      984  $   11,283  $    4,434
                                                           ==========  ==========  ==========  ==========

Two customers accounted for more than 10% of revenue for the three months ended December 28, 2002. For the nine months ended December 28, 2002, one customer accounted for more than 10% of revenue. At December 28, 2002, two customers accounted for 16% and 14%, respectively, of total accounts receivable. The Company believes that these customers are of good credit standing.

Note 7 - Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and foreign currency translation adjustments, the impact of which is excluded from net income (loss) and is included in stockholders' equity. A summary of comprehensive loss is as follows:

                                                               Three Months Ended     Nine Months Ended
                                                           ----------------------  ----------------------
                                                            Dec. 29,    Dec. 28,    Dec. 29,    Dec. 28,
In thousands                                                  2001        2002        2001        2002
                                                           ----------  ----------  ----------  ----------
   Net loss.............................................. $   (2,434) $     (973) $   (7,057) $   (5,274)
   Foreign currency translation gain.....................         25          83         188         132
                                                           ----------  ----------  ----------  ----------
   Total comprehensive loss.............................. $   (2,409) $     (890) $   (6,869) $   (5,142)
                                                           ==========  ==========  ==========  ==========

Note 8 - Gain on Sale of Technology Assets

On June 26, 2001, Accrue Software, Inc. and its wholly owned subsidiary NeoVista Software, Inc. ("NeoVista") signed a definitive agreement (the "Agreement") with JDA Software Group, Inc. ("JDA") pursuant to which Accrue and NeoVista transferred and sold to JDA certain intellectual property and technology assets (including the Decision Series, RDS Assort and RDS Profile software products), and also transferred to JDA related personnel responsible for developing the transferred technology. Pursuant to the Agreement, JDA granted back to Accrue a royalty-free license to use and distribute the Decision Series software and other related intellectual property in certain market segments. Accrue received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account, subject to indemnification and escrow provisions set forth in the Agreement, which escrow amount was released in June 2002. Accrue paid $132,000 in transaction costs related to the sale of Decision Series assets. Since Accrue's basis in the intellectual property sold to JDA was zero, Accrue recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow was received in June 2002 and therefore was recognized as an additional gain on sale by Accrue.

On May 30, 2002, Accrue Software, Inc. and certain of its wholly owned subsidiaries including Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd. and Thorn EMI Computer Software Ltd, (collectively, the "Seller") and Pilot Software Acquisition Corp. and Pilot Software Services Corp. (collectively, the "Purchaser") executed an asset purchase agreement pursuant to which the Seller sold and transferred to the Purchaser intellectual property and technology assets (including the Pilot and HitList software products), certain related customer contracts, certain other assets and liabilities (collectively, the "Assets") for $1.5 million in cash, and assumption of certain liabilities, principally future service obligations on prepaid maintenance contracts, totaling $1.2 million. The consideration of $1.5 million was based on the fair market value of the Assets as of May 30, 2002, as determined in good faith by the Seller and the Purchaser. Accrue paid $0.1 million in transaction costs related to the sale of the Assets. Since Accrue's basis in the Assets sold to Purchaser was $2.8 million, Accrue recognized a loss of $0.2 million from the transaction.

In connection with the sale of the assets, Accrue retained rights to use the Pilot and HitList software technology within its Accrue G2 product pursuant to a separate license agreement dated May 30, 2002 (the "License Agreement") for a royalty fee of $200,000 payable in equal installments from June 2002 to May 2004. Additionally, Pilot Software Services Corp., an entity affiliated with Pilot Software Acquisition Corp., will provide to Accrue support services for the Pilot and HitList software technology pursuant to a separate support agreement dated May 30, 2002. Pilot Software Acquisition Corp. and Pilot Software Services Corp. are newly established companies formed by institutional investors who are not affiliated with Accrue.

Note 9 - Commitments and Contingencies

Commitments:

Accrue leases office space and office equipment under non- cancelable operating leases with various expiration dates through 2005. Future minimum lease payments under non-cancelable operating leases, minimum guaranteed royalty payments are as follows:

                                                              Minimum
                                       Operating  Sub-lease   Royalty
In thousands                            Leases     Income    Payments     Total
                                       ---------  ---------  ---------  ---------
January 1, 2003 - December 31, 2003.. $     301  $     (19)       100  $     382
January 1, 2004 - December 31, 2004..        43         --         42         85
January 1, 2005 - December 31, 2005..        11         --         --         11
                                       ---------  ---------  ---------  ---------
Total................................ $     355  $     (19) $     142  $     478
                                       =========  =========  =========  =========

Rent expense, net of sub-lease income, was $0.1 million and $0.4 million for the three months ended December 28, 2002 and December 29, 2001, respectively and was $0.4 million and $1.1 million for the nine months ended December 28, 2002 and December 29, 2001, respectively.

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

The Company has a letter of credit outstanding in connection with the Cambridge office lease in the amount of $0.2 million. A cash deposit held by the bank issuing the letter of credit collateralizes this letter of credit. This restricted cash deposit is included on the Consolidated Balance Sheets in "Prepaid Expenses and Other Current Assets" as of December 28, 2002 and in "Other Assets" as of March 30, 2002.

In June 2001, we entered into an at-will, one-year accounts receivable purchase agreement with a financial institution under which we may borrow up to an aggregate of $1.5 million, subject to the approval of assigned receivables by the lender. The borrowing base under this agreement is the lesser of 80% of eligible accounts receivable or $1.5 million. This facility renewed for a one-year period in June 2002. We had no borrowings pursuant to this agreement, which was terminated effective as of February 2003.

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

During the first quarter of fiscal 2002, the Company implemented headcount reductions in certain of its European subsidiaries. The Company provided the affected employees continued employment during the statutory notice period as required by local law. A total of six employees in France and Germany filed complaints with the local labor courts contesting the dismissals and are seeking severance payments and other monetary consideration in addition to compensation for the statutory notice period. As of December 28, 2002, three claims were settled, one claim was dismissed, and two claims are scheduled for hearings in the first calendar quarter of 2003. One of the two remaining claims was partially settled in the fourth quarter of 2002, and the Company is contesting the remaining portion of that claim and all of the other claim. The Company has accrued the cost of the settlements entered into and has accrued its estimated liability for the pending suits; the total accrued is $88,000.

The German Tax Authority is auditing the tax returns of the German subsidiary of Pilot Software, which Accrue acquired in September 2000, for the tax years 1995-1999. In connection with this audit, the German Tax Authority has disputed the transfer pricing methodologies and other deductions contained in those tax returns. The Tax Authority has issued a notice of tax deficiency in the amount of 1.5 million DM related to the tax returns for the years 1996 and 1997. Accrue is contesting these claims. In addition, under the terms of the Pilot Merger Agreement, Accrue has right to indemnification against Platinum Equity Holdings, LLC (Platinum) for damages related to tax claims against Pilot Software, Inc. and its subsidiaries arising prior to the date of the acquisition of Pilot Software, Inc. There can be no assurance that this matter will be resolved without costly litigation, or in a manner that is not materially adverse to Accrue's financial position, results of operations or cash flows. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims, without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

Note 10 - Fixed Asset Write-down

In connection with a reduction in headcount, Accrue performed an impairment analysis of its fixed assets in the first quarter of fiscal 2003 and recorded a write-off of property and equipment costing $320,000 which had accumulated depreciation of $171,000 and resulted in a loss on disposal of $149,000. Accrue performed a similar analysis for the three months ended September 28, 2002. As a result of this analysis, the Company recorded a write-off of property and equipment costing $910,000, which had accumulated depreciation of $769,000 and resulted in a loss on disposal of $141,000. For the nine months ended December 28, 2002, the total fixed asset write-off was $1.2 million in property and equipment, which had accumulated depreciation of $0.9 million and resulted in a loss on disposal of $0.3 million.

Note 11 - Related Party Transactions

On October 31, 2002, Accrue acquired certain tangible and intangible assets of privately held Personify, Inc., including source code, related documentation and computer hardware for a purchase price of $60,000. In connection with this purchase, the Company borrowed an aggregate of $60,000 from Robert M. Smelick, Chairman of the Accrue Board of Directors and significant stockholder of Accrue, pursuant to two demand promissory notes, collateralized solely by the Company's interest in the purchased assets. The note is payable upon demand and accrues interest at 2.03% per annum.

Note 12 - Subsequent Events

On February 4, 2003, the Company completed a debt financing in which it sold to certain affiliates of the Company and outside investors five secured convertible promissory notes (the "Notes") having an aggregate principal amount of $500,923 (the "Note Financing"). The Notes accrue interest at 6% and mature on February 4, 2006, unless earlier converted into equity securities of the Company. The Notes are convertible into equity securities of the Company as follow: (1) in the event that the closing bid or sales prices of the Company's Common Stock is at least $0.20 per share for a period of 60 consecutive trading days, the entire principal amount of and accrued interest on the Notes will automatically convert into shares of the Company's Common Stock, or (2) upon the consent of the holders of a majority of the outstanding principal amount of the Notes, the principal and, at the request of the holders of the Note, the accrued interest on the Notes, is convertible into shares of Common Stock or, in the event that there is a series of Preferred Stock of the Company issued or proposed to be issued, into the most senior series of such Preferred Stock. There is no series of Preferred Stock issued or proposed to be issued as of this filing. In case of a conversion into Common Stock or Preferred Stock, as the case may be, the number of shares into which the Notes may convert is determined by dividing (i) the principal amount of the Note plus, if applicable, the accrued interest on the Note by (ii) $0.06 (as adjusted from time-to-time as set forth in the Notes). The conversion rights on the note financing result in the notes being considered contingently convertible. The Company may be required to record a beneficial conversion feature charge depending on certain triggering events. Robert M. Smelick, the Chairman of the Board of Directors of the Company, purchased a Note having a principal amount of $60,350. Mr. Smelick paid for his Note through a cancellation of indebtedness owed by the Company to Mr. Smelick pursuant to the principal and accrued interest on a $12,000 Secured Promissory Note sold to Mr. Smelick on October 11, 2002 and a $48,000 Secured Promissory Note sold to Mr. Smelick on October 25, 2002 in connection with the Company's acquisition of the Personify assets. The Company sold a $320,000 secured promissory note to Sterling Payot Capital, LP, of which Mr. Smelick is a general partner, on January 16, 2003 in anticipation of the Note Financing. Accordingly, Sterling Payot Capital, LP purchased a Note having a principal of $335,574. Sterling Payot Capital, LP paid for its Note through a combination of $15,000 of cash and a cancellation of indebtedness in the amount of $320,574 owed by the Company to Sterling Payot Capital, LP pursuant to the principal and accrued interest on the $320,100 secured promissory note previously sold to Sterling Payot Capital, LP on January 16, 2003. The Company is authorized to sell an additional $309,000 worth of Notes pursuant to the terms set forth in the Note Financing documents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information, which we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward- looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully. We would particularly refer you to the "Risk Factors" section of this Report for an extended discussion of the risks confronting our business. The forward-looking statements in this Quarterly Report on Form 10-Q should be considered in the context of these risk factors.

The following discussion of the financial condition and results of operations of Accrue Software, Inc. should be read in conjunction with the consolidated financial statements and notes thereto and other information included elsewhere in this report.

Overview

We were founded in 1996 and are headquartered in Fremont, California. We develop, sell and market Internet analytics software solutions. Our products collect, process and provide capabilities to analyze data from Web sites, which enables customers to better evaluate, manage and improve the effectiveness of their critical Internet based marketing and merchandising initiatives. Our principal product, Accrue G2, became available in May 2001 through our Preferred Customer Program. Accrue G2 is a comprehensive Internet analytics platform designed to provide companies with insight into the relationships between Web site activity and business actions.

We have sustained losses on an annual basis since inception. At December 28, 2002, we have an accumulated deficit of approximately $263 million. Our net loss was approximately $1.0 million in the quarter ended December 28, 2002. We expect to incur additional net losses for at least the next several quarters. There can be no assurance that our revenue will increase or continue at its current level. There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability to finance our operations without raising additional capital.

We experienced a significant decline in revenues during fiscal 2003, as compared to the comparable prior year, which was primarily the result of weak economic conditions, including a continued weakness in information technology spending by our current and prospective customers, customer concerns about Accrue's financial condition, which caused several customers to delay or decline purchase decisions and, a smaller sales force as compared to the comparable prior year period. In response, we undertook several initiatives during fiscal 2003 designed to help scale the business to its revenue base and reduce our cash burn rate. These initiatives included selling assets not critical to the company's principal Internet analytics product offerings, reducing headcount, implementing a temporary unpaid leave program for approximately 30 employees, eliminating certain cash bonuses for employees including management, and continuing to reduce overall operating expenses. Headcount was reduced from 117 at December 29, 2001 to 36 at December 28, 2002, and other non-labor expenses were significantly reduced.

Although we have recently raised additional working capital, unless we are able to achieve a rapid increase in our revenues, our current cash resources will be insufficient to fund our business as it has historically been conducted and will soon be exhausted by the current level of operating expenses. Absent a rapid increase in revenues and possible further cuts in expenses, we would need to obtain additional capital. We are pursuing initiatives to achieve such increased revenues and to improve our cash position by incurring additional debt. In addition, we are pursuing initiatives such as selling assets, selling additional stock, implementing further reductions in spending and other cash generating initiatives. As a result of our continuing operating deficit and limited cash resources, it is imperative that we increase revenues or raise additional funds quickly. If we are unable to do so, it is likely that we will not be able to continue our business as a going concern and that we will be required to wind down our operations and engage in efforts to sell our assets. In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders, and we may decide or be compelled to file for protection under federal bankruptcy proceedings. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders and creditors.

In addition, our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally are highly dependent upon the volume and timing of orders received and the timely completion of new customer implementations, both of which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales or customer implementations would have an immediate adverse effect on our business, financial condition, results of operations and cash flows. In view of the dynamic nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period- to-period comparisons of our operating results should not be relied upon as an indication of future performance.

Source of Revenue

We generate revenue principally from licensing our software solutions directly to customers and providing related services including implementation, consulting, training and support. We market our products, both domestically and internationally, principally through our direct sales force. Sales derived through indirect channels, which consist primarily of international resellers and system integrators are immaterial for the quarter ended December 28, 2002.

We license our products to our customers primarily on a perpetual basis. Our pricing model for Accrue G2 is based on the number of server-based CPUs. This allows for additional revenue as a customer's Internet channel expands. License fees for Accrue G2 have typically ranged from $50,000 to several hundred thousand dollars. Customers can subsequently pay additional license fees to expand the right to use previously licensed software solutions, or to purchase additional software solutions.

Annual support and maintenance contracts, which are purchased with initial product licenses, entitle customers to telephone support and upgrades, when and if available. The price for our support and maintenance program is based on a percentage of list price, is paid in advance and is non- refundable. Revenue from maintenance agreements is included in services revenue in the accompanying condensed consolidated statements of operations.

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

We recognize license revenue when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable and collection of resulting receivables is probable. The determination regarding the probability of collection is based on management's judgment. For contracts with multiple elements (e.g. products, maintenance, installation and other services), revenue is allocated to delivered components, normally the license component, of the arrangement using the residual value method based on objective evidence of the fair value of the undelivered elements, which is specific to Accrue. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. If changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We derive a significant portion of our revenue from either fixed price contracts for professional services that require the accurate estimation of the cost, scope and duration of each engagement, or multiple element arrangements that tie the recognition of licenses to such implementation services. For contracts involving significant implementation, customization or services that are essential to the functionality of the software, both the product license revenue and service revenue are recognized in accordance with the provisions of Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts". When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP No. 81-1. When such estimates are not available, the completed contract method is utilized. Labor hours incurred are used as the measure of progress towards completion with revision of estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

Maintenance and service revenue depends on the continued ability of our customers to pay over time and on customers renewing contracts for software maintenance. If the creditworthiness of our customers deteriorates, particularly customers that are dependent on revenue from e- commerce, or if our customer continue to delay or decline purchase commitments due to concerns about our financial viability, we may not be able to sustain our historic levels of maintenance and service revenue in the future.

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

Results of Operations for the three months and nine months ended December 28, 2002 and December 29, 2001

The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of total revenue for the periods indicated:

                                                      Three Months Ended         Nine Months Ended
                                                  --------------------------  --------------------------
                                                   December 29,  December 28,  December 29,  December 28,
                                                      2001          2002          2001          2002
                                                  ------------  ------------  ------------  ------------
Net revenue:
   Software license.............................         25.3%        18.6%        31.5%        18.9%
   Maintenance and service......................         74.7          81.4          68.5          81.1
                                                  ------------  ------------  ------------  ------------
Total net revenue...............................        100.0         100.0         100.0         100.0
                                                  ------------  ------------  ------------  ------------
Cost of revenue:
   Software license.............................          1.9           5.1           2.5           3.0
   Maintenance and service......................         36.2          55.9          46.4          49.5
                                                  ------------  ------------  ------------  ------------
Total cost of revenue...........................         38.1          61.0          48.9          52.5
                                                  ------------  ------------  ------------  ------------
Gross profit....................................         61.9          39.0          51.1          47.5

Operating expenses:
   Research and development.....................         42.2          41.1          48.6          47.2
   Sales and marketing..........................         40.4          32.9          41.2          38.1
   General and administrative...................         33.2          35.7          36.1          54.5
   Amortization of intangibles..................         29.6          28.1          30.4          24.8
   Write-down of fixed assets...................           --            --            --           6.5
   Stock-based compensation expense.............        (20.0)         (1.5)         (2.5)          1.7
                                                  ------------  ------------  ------------  ------------
Total operating expenses........................        125.4         136.3         153.8         172.8
                                                  ------------  ------------  ------------  ------------
Loss from operations............................        (63.5)        (97.3)       (102.7)       (125.3)
Other income (expense), net.....................          0.5          (1.6)          2.0          (0.3)
Gain on sale of technology assets...............           --            --          38.2           6.7
                                                  ------------  ------------  ------------  ------------
Net loss........................................        (63.0)%       (98.9)%       (62.5)%      (118.9)%
                                                  ============  ============  ============  ============

Revenue. For the three months ended December 28, 2002, total net revenue was $1.0 million, representing a decrease of $2.9 million, or 75%, from $3.9 million of total net revenue for the comparable prior year period. Two customers accounted for more than 10% of total net revenue for the quarter ended December 28, 2002. For the nine months ended December 28, 2002, total net revenue was $4.4 million, representing a decrease of $6.9 million, or 61%, from $11.3 million of total net revenue for the comparable prior year period. Two customers accounted for more than 10% of total net revenue for the nine months ended December 28, 2002.

During the first quarter of fiscal 2003, the Company sold certain assets including its Pilot and HitList products. Revenue from the divested assets comprised 1% and 32% of total net revenue for the three months ended December 28, 2002 and December 29, 2001, respectively. For the nine months ended December 28, 2002 and December 29, 2001, revenue from the divested assets comprised 16% and 31% of total net revenue, respectively. The table below shows the impact of the sale of the divested assets on revenue for the three and nine month periods ended December 29, 2001 and December 28, 2002, respectively.

                                            Three Months Ended              Nine Months Ended
                                        -------------------------------  -------------------------------
                                        Dec. 29,   Dec. 28,              Dec. 29,   Dec. 28,
In thousands                              2001       2002      Change      2001       2002      Change
                                        ---------  ---------  ---------  ---------  ---------  ---------
Software license
   Divested products.................. $     450  $      --  $    (450) $   1,228  $     234  $    (994)
   Current products...................       526        182       (344)     2,330        605     (1,725)
                                        ---------  ---------  ---------  ---------  ---------  ---------
Total license revenue.................       976        182       (794)     3,558        839     (2,719)

Maintenance and service
   Divested products..................       815         14       (801)     1,980        508     (1,472)
   Current products...................     2,070        788     (1,282)     5,745      3,087     (2,658)
                                        ---------  ---------  ---------  ---------  ---------  ---------
Total maintenance and service revenue.     2,885        802     (2,083)     7,725      3,595     (4,130)

Net revenue
   Divested products..................     1,265         14     (1,251)     3,208        742     (2,466)
   Current products...................     2,596        970     (1,626)     8,075      3,692     (4,383)
                                        ---------  ---------  ---------  ---------  ---------  ---------
Total net revenue..................... $   3,861  $     984  $  (2,877) $  11,283  $   4,434  $  (6,849)
                                        =========  =========  =========  =========  =========  =========

The $2.9 million decline in total net revenue for the three months ended December 28, 2002 as compared to the comparable prior year period was principally due to the $1.6 million decline in revenue from our current Internet analytics products. Revenue from these products was $1.0 million in the three months ended December 28, 2002, as compared to $2.6 million in the comparable prior year period. This decline in revenue was due to a lower level of new license and service sales resulting from several factors, including: weak economic conditions, which contributed to the continued slowdown in information technology spending by current and prospective customers; customer concerns about Accrue's financial condition, which caused several customers to delay or decline purchase decisions; and, a smaller sales force as compared to the comparable prior year period. The remaining $1.3 million of the net revenue variance was attributable to the sale of the Pilot and HitList assets during fiscal 2003. Revenue from divested products was $14,000 in the three months ended December 28, 2002, as compared to $1.3 million in the comparable prior year period.

The $6.9 million decline in total net revenue for the nine months ended December 28, 2002, as compared to the prior year period was principally due to the $4.4 million decline in revenue from our Internet analytics products. Revenue from these products was $3.7 million in the nine months ended December 28, 2002, as compared to $8.1 million in the comparable prior year period. This decline in revenue was due to a lower level of new license and service sales as a result of several factors, including: weak economic conditions, which contributed to the continued slowdown in information technology spending by current and prospective customers; customer concerns about Accrue's financial condition, which caused several customers to delay or decline purchase decisions; and, a smaller sized sales force as compared to the prior year period. The remaining $2.5 million of the net revenue variance was attributable to the sale of the Pilot and HitList assets during fiscal 2003. Revenue from these products was $0.7 million in the nine months ended December 28, 2002, as compared to $3.2 million in the comparable prior year period.

Software license revenue. For the three months ended December 28, 2002, revenue from software licenses was $0.2 million, representing a decrease of $0.8 million, or 81% from $1.0 million for the comparable prior year period. Of this variance, $0.3 million of the software license revenue variance was attributable to lower new sales of our Internet analytics products during the third quarter of fiscal 2003. License revenue from these products comprised $0.2 million in the third quarter of fiscal 2003, as compared to $0.5 million in the comparable prior year period. This decrease in new license sales was primarily a result of several factors, including: weak economic conditions, which contributed to the continued slowdown in information technology spending by current and prospective customers; customer concerns about Accrue's financial condition, which caused several customers to delay or decline purchase decisions; and, a smaller sized sales force as compared to the prior year period. The remaining variance was attributable to the Pilot and HitList assets divested in fiscal 2003. There was no license revenue from these assets in the third quarter of fiscal 2003 since they had been sold, as compared to $0.5 million in the comparable prior year period. License revenue comprised 23% and 25% of total net revenue for the three months ended December 28, 2002 and December 29, 2001, respectively. The decline in the mix of license revenue to total net revenue was due to the lower level of new software license sales in the current quarter.

For the nine months ended December 28, 2002, revenue from software licenses was $0.8 million, representing a decrease of $2.7 million, or 76% from $3.6 million for the comparable prior year period. This variance was principally attributable to lower new sales of our Internet analytics products during the first nine months of fiscal 2003 as compared to the comparable prior year period. License revenue from these products totaled $0.6 million for the nine months ended December 28, 2002, as compared to $2.3 million in the comparable prior year period. This decrease in new license sales was primarily a result of several factors, including: weak economic conditions, which contributed to the continued slowdown in information technology spending by current and prospective customers; customer concerns about Accrue's financial condition, which caused several customers to delay or decline purchase decisions; and, a smaller sized sales force as compared to the comparable prior year period. The remaining variance was attributable to the divestiture of the Pilot and HitList assets. License revenue from these assets totaled $0.2 million and $1.2 million for the nine months ended December 28, 2002 and December 29, 2001, respectively. License revenue comprised 19% and 32% of total net revenue for the nine months ended December 28, 2002 and December 29, 2001, respectively. The decline in the mix of license revenue to total net revenue was due to the lower level of software license sales in the current fiscal year to date period.

Maintenance and service revenue. Maintenance and service revenue was $0.8 million for the three months ended December 28, 2002, representing a decrease of $2.1 million or 72%, from $2.9 million for the comparable prior year period. The majority of this variance was attributable to the decline in new license sales and a decline in maintenance renewals for the Internet analytics products as compared to the comparable prior year period. Maintenance and service revenue from these products totaled $0.8 million and $2.1 million for the three months ended December 28, 2002 and December 29, 2001, respectively. Maintenance and services revenue from the divested assets was $14,000 for the three months ended December 28, 2002, down $0.8 million from the comparable prior year period.

For the nine months ended December 28, 2002, maintenance and service revenue was $3.6 million, representing a decrease of $4.1 million or 53%, from $7.7 million for the comparable prior year period. The majority of this variance was attributable to lower revenue from the Internet analytics products. Maintenance and services revenue from the Internet analytics products was down $2.7 million for the nine months ended December 28, 2002, to $3.1 million from $5.8 million in the prior year period. This decrease was primarily due to the decline in new license sales and a decline in maintenance renewals as compared to the comparable prior year period. Maintenance and service revenue from the divested assets totaled $0.5 million and $2.0 million for the three months ended December 28, 2002 and December 29, 2001, respectively.

Cost of revenue. Cost of revenue consists primarily of the salaries and related expenses for maintenance and service personnel, contractor expense for third-party contractors who supplement our internal staff on customer engagements when internal staff capacity constraints occur, and costs associated with license of technology used in our products. For the three months ended December 28, 2002, cost of revenue was $0.6 million, representing a decrease of $0.9 million, or 59%, from $1.5 million for the corresponding prior year period. This decrease was primarily due to: a $0.5 million decrease in salary and expense, as a result of reduced headcount; $0.2 million decrease in facilities related expenses, as a result of a reduction in leased office space; and, a $0.2 million decrease of other expenses, as a result of lower headcount and the lower volume of maintenance and service revenue. Maintenance and service related headcount declined by 62%, to 13 at December 28, 2002 from 34 at December 29, 2001. Of the 21 positions eliminated in the maintenance and service function, 2 employees were transferred to the purchaser of the Pilot and HitList assets, and the balance were eliminated in connection with our cost reduction programs. As a percentage of net revenue, cost of revenue was 61% in the three months ended December 28, 2002, as compared to 38% in the prior year period. The increase in the costs of revenue as a percentage of net revenue was principally attributable to the decline in maintenance and services revenues being proportionally greater than the decline in maintenance and service expenses for the third quarter of fiscal 2002 as compared to the comparable prior year period. Because all development costs incurred in the research and development of our software products and enhancements to our existing software products have been expensed as incurred, cost of revenue includes no amortization of capitalized software development costs.

For the nine months ended December 28, 2002, cost of revenue was $2.3 million, representing a decrease of $3.2 million, or 58%, from $5.5 million for the corresponding prior year period. This decrease was primarily due to: a $1.5 million decrease in salary expense, as a result of reduced headcount; a $0.8 million decrease in contractor expense, as a result of reduction in the use of contractors; a $0.5 million decrease in facilities related expenses, as a result of a reduction in leased office space; and, a $0.4 million decrease in other expenses, as a result of lower headcount and a lower volume of maintenance and service revenue. As a percentage of net revenue, cost of revenue was 52% in the nine months ended December 28, 2002, as compared to 49% in the prior year period. The increase in the costs of revenue as a percentage of net revenue was principally attributable to the decline in revenues being proportionally greater than the decline in cost of revenues for the nine months year to date of fiscal 2002 as compared to the comparable prior year period.

Gross profit. For the three months ended December 28, 2002, gross profit was $0.4 million, representing a decrease of $2.0 million, or 84%, from $2.4 million for the corresponding prior year period. The decrease in gross profit was principally due to the decline in revenue for the third quarter of fiscal 2003, as compared to the corresponding prior year period. As a percentage of net revenue, gross profit margin decreased to 39% for the three months ended December 28, 2002 from 62% for the comparable prior year period. The decrease in gross margin was primarily due to the decline in net revenue for the third quarter of fiscal 2003, as compared to the corresponding prior year period.

For the nine months ended December 28, 2002, gross profit was $2.1 million, representing a decrease of $3.7 million, or 63%, from $5.8 million for the corresponding prior year period. The decrease in gross profit was principally due to the decline in revenue for the nine months year to date of fiscal 2003, as compared to the corresponding prior year period. As a percentage of net revenue, gross profit margin decreased to 48% for the nine months ended December 28, 2002 from 51% for the comparable prior year period. The decrease in gross margin was primarily due to the decline in net revenue for the nine months year to date of fiscal 2003, as compared to the corresponding prior year period.

Gross margin is also highly influenced by the mix of license and service revenue. The proportion of services and maintenance revenue to total revenue in any period depends on various factors which include: the volume of new license revenue, the acquisition of maintenance contracts from new license sales and the renewal rate of existing maintenance contracts. For these reasons, we expect that our gross profit margin will continue to fluctuate in the future, but expect it to remain, for the balance of fiscal 2003, at levels generally comparable to those achieved for the nine months ended December 28, 2002 given the expected high mix of service revenue relative to new license revenue.

Operating expenses. For the three months ended December 28, 2002, total operating expenses were $1.3 million, representing a decrease of $3.5 million, or 72%, from $4.8 million for the comparable prior year period. This decrease in operating expenses resulted primarily from lower development, sales and marketing and general and administrative expenses of $3.4 million, due principally to: a decrease of $1.9 million in staffing costs, as a result of workforce reductions implemented since December 29, 2001; a decrease of $0.1 in commission expense, as a result of lower revenues; a decrease of $0.1 million in facility related expenses, as a result of a reduction in the amount of leased office space; a decrease of $0.4 million in contractor and outside service expense, as a result of a reduced usage of outside services; a decrease of $0.2 in insurance expense, as a result of a reduction in the amount of corporate directors and officers liability insurance; a decrease of $0.2 million in marketing program and advertising expense; and, a decrease of $0.5 million in all other operating expenses, as a result of general expense reduction programs. Also contributing to the decline in operating expenses were a decrease of $0.9 million in intangible amortization charges, principally due to the sale of the Pilot and HitList technology assets in the first quarter of fiscal 2003 as well as non-amortization of goodwill during the third quarter of fiscal 2003, offset by a $0.8 million increase in stock-based compensation expense, which was due to a credit of $15,000 in the current period as a compared to a credit of $0.8 million in the prior year period, as a result of options cancelled for terminated employees.

As a percentage of net revenue, total operating expenses for the three months ended December 28, 2002 were 136%, as compared to 125% for the three months ended December 29, 2001. The increase in operating expenses as a percentage of net revenue was due primarily to the decline in revenue being proportionally greater than the reduction in operating expenses for the third quarter of fiscal 2003, as compared to the corresponding prior year period. We expect that total operating expenses will decline for the remaining quarter of fiscal 2003, given continued efforts to conserve cash by reducing future operating expenses.

For the nine months ended December 28, 2002 total operating expenses were $7.7 million, representing a decrease of $9.7 million, or 56%, from $17.4 million for the comparable prior year period. This decrease in operating expenses was primarily attributable to lower development, sales and marketing and general and administrative expenses of $8.0 million, due principally to: a decrease of $4.8 million in staffing costs, as a result of the headcount reductions implemented since December 29, 2001; a decrease of $0.4 million in commissions, as a result of lower revenues; a decrease of $0.4 million in facility related expenses, as a result of reductions in the amount of leased office space; a decrease of $0.8 million in contractor and outside service expense, as a result of a reduced usage of outside services; a decrease of $0.2 in insurance expense, as a result of a reduction in amount of corporate directors and officers liability insurance; a decrease of $0.4 million in marketing program and advertising expense; and, a decrease of $1.0 million in other operating costs, as a result of general expense reduction programs. Also contributing to the decline in operating expenses were a decrease of $2.3 million in intangible amortization charges, principally due to the sale of the Pilot and HitList product lines in the first quarter of fiscal 2003 as well as non-amortization of goodwill during the first nine months of fiscal 2003, offset by an increase in stock-based compensation expense of $0.4 million, due to the credit in the prior year period for cancellation of options for terminated employees, and a $0.3 million charge for fixed assets written off.

As a percentage of net revenue, total operating expenses were 173%, as compared to 154% for the nine months ended December 29, 2001. The increase in operating expenses as a percentage of net revenue was due primarily to the reduction in revenue being proportionally greater than the decline in total operating expenses for the nine months year to date of fiscal 2003, as compared to the corresponding prior year period.

Research and development expenses. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products, and the performance of quality assurance and documentation activities. For the three months ended December 28, 2002, research and development expenses were $0.4 million, representing a decrease of $1.2 million or 75%, from $1.6 million for the corresponding prior year period. This decrease was primarily due to: a $0.9 million decrease in staffing costs, as a result of reduced headcount; a $0.1 million decrease in facilities costs, as a result of a reduction in the amount of leased office space; and, a $0.2 million decrease in other operating expenses, as a result of cost reduction programs. In comparison to the prior year period, research and development headcount declined by 73%, to 11 employees at December 28, 2002, as compared to 40 employees at December 29, 2001. Of the 29 positions eliminated in the research and development function, 11 employees were transferred to the purchaser of the Pilot and HitList assets, and the balance were eliminated in connection with our cost reduction programs. As a percentage of net revenue, research and development expenses were 41% for the three months ended December 29, 2002, as compared to 42% for the three months ended December 29, 2001. This decrease in research and development expenses as a percentage of net revenue was due primarily to the reductions made in research and development costs during the three months ended December 28, 2002 as compared to the corresponding prior year period. In the near term, we believe that research and development expenses will decline as a result of our efforts to reduce operating expenses. Research and development expenditures are charged to operations as incurred.

For the nine months ended December 28, 2002, research and development expenses were $2.1 million, representing a decrease of $3.4 million or 62%, from $5.5 million for the corresponding prior fiscal year period. This decrease was due primarily to: a $2.5 million decrease in staffing costs, as a result of reduced headcount; a $0.5 million decrease in facilities costs, as a result of a reduction in the amount of leased office space; and, a $0.4 million decrease in other operating expenses, as a result of cost reduction programs implemented during fiscal 2003. As a percentage of net revenue, research and development expenses for the nine months ended December 28, 2002 were 47%, as compared to 49% for the comparable prior year period. This decrease in research and development expenses as a percentage of net revenue was due primarily to the reductions made in research and development costs during the nine months ended December 28, 2002 as compared to the corresponding prior year period.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, and promotional expenses. For the three months ended December 28, 2002, sales and marketing expenses were $0.3 million, representing a decrease of $1.3 million, or 79%, from $1.6 million for the corresponding prior year period. This decrease was due primarily to: a $0.5 million reduction in salary expense, as a result of reduced headcount; a $0.1 million decrease in commission expense, as a result of decreased net revenue; a $0.2 million decrease in marketing and promotion expenses; a decrease of $0.1 million in contractor expense, as a result of reduced usage of outside services; and, a $0.4 million decrease in all other operating expenses, as a result of cost reduction programs. Sales and marketing headcount was 2 at December 28, 2002, as compared 26 at December 29, 2001, which represents a decline of 92%. Of the 24 positions eliminated in the sales and marketing function, 2 were transferred to the purchaser of the Pilot and HitList assets, and the balance were eliminated in connection with our cost reduction programs. As a percentage of net revenue, sales and marketing expenses were 33%, as compared to 40% for the three months ended December 29, 2001. This decrease in sales and marketing expenses as a percentage of net revenue was due primarily to the decline in sales and marketing costs for the three months ended December 28, 2002 as compared to the corresponding prior year period. In the near term, we believe that sales and marketing expenses will decrease in dollar amount in connection with our efforts to reduce operating expenses.

For the nine months ended December 28, 2002, sales and marketing expenses were $1.7 million, representing a decrease of $3.0 million, or 64%, from $4.7 million for the corresponding prior year period. This was due primarily to: a $1.4 million decrease in salary expense, as a result of reduced headcount; a $0.4 million decrease in commission expense, as a result of decreased net revenue; a $0.4 million decrease in marketing and promotion expenses; a decrease of $0.3 million in contractor expense, as a result of a reduced usage of outside services; and, a $0.5 million decrease in other operating expenses, as a result of cost reduction programs. As a percentage of net revenue, sales and marketing expenses were 38% for the nine months ended December 28, 2002, as compared to 41% for the nine months ended December 29, 2001. This decrease in sales and marketing expenses as a percentage of net revenue was due primarily to the decline in sales and marketing costs for the nine months ended December 28, 2002 as compared to the corresponding prior year period.

General and administrative expenses. General and administrative expenses consist primarily of salaries and other personnel related costs for administrative functions, as well as insurance, professional service fees, and bad debt expense. For the three months ended December 28, 2002, general and administrative expenses were $0.4 million, representing a decrease of $0.9 million, or 73%, from $1.3 million for the three months ended December 29, 2001. This decrease was primarily due to: a $0.5 million decrease in salary expense, as a result of reduced headcount; a $0.1 million decrease in professional and outside service fees, as a result of reduced usage of outside contractors and services; a decrease of $0.2 in insurance expense, due to a reduction in the amount of corporate directors and officers liability insurance; and, a $0.1 million decrease in all other operating expenses, as a result of cost reduction programs. General and administrative headcount was 7 at December 28, 2002, as compared 17 at December 29, 2001, which represents a decline of 59%. Of the 10 positions eliminated in the general and administrative function, 2 were transferred to the purchaser of the Pilot and HitList assets, and the balance were eliminated in connection with our cost reduction programs. As a percentage of net revenue, general and administrative expenses for the three months ended December 28, 2002 were 36%, as compared to 33% for the three months ended December 29, 2001. This increase in general and administrative expenses as a percentage of net revenue was due to the reduction in revenue being proportionally greater than the reduction in general and administrative expenses for the three months ended December 28, 2002 as compared to the prior year period. In the near term, we believe that general and administrative expenses will decrease in dollar amount in connection with our efforts to reduce operating expenses.

For the nine months ended December 28, 2002, general and administrative expenses were $2.4 million, representing a decrease of $1.7 million, or 41%, from $4.1 million for the nine months ended December 29, 2001. This decrease was primarily due to: a $0.9 million decrease in salary expense, as a result of reduced headcount; a $0.4 million decrease in professional and outside service fees, as a result of reduced usage of outside contractors and services; a decrease of $0.2 million in insurance expense, due to a reduction in the amount of corporate directors and officers liability insurance; and, a $0.2 million decrease in all other operating expenses, as a result of cost reduction programs. As a percentage of net revenue, general and administrative expenses for the nine months ended December 28, 2002 were 55%, as compared to 36% for the nine months ended December 29, 2001. This increase in general and administrative expenses as a percentage of net revenue was due to the reduction in revenue being proportionally greater than the reduction in general and administrative expenses for the nine months ended December 28, 2002 as compared to the prior year period.

Amortization of intangible assets. The balance is associated with the amortization of the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired in our acquisitions of NeoVista Software, Inc., the Infocharger division of Tantau Software International, Inc., and Pilot Software, Inc. Intangible assets are being amortized on a straight-line basis over a useful life of three years. For the three months ended December 28, 2002, amortization of intangible assets was $0.3 million, representing a decrease of $0.8 million, or 76%, from $1.1 million for the three months ended December 29, 2001. As a percentage of net revenue, amortization of intangibles was 28%, as compared to 30% for the three months ended December 29, 2001.

For the nine months ended December 28, 2002, amortization of intangible assets was $1.1 million, representing a decrease of $2.3 million, 68%, from $3.4 million for the nine months ended December 29, 2001. As a percentage of net revenue, amortization of intangibles was 25%, as compared to 30% for the three months ended December 29, 2001.

The decrease of $0.8 million and $2.3 million for the three and nine months period ended December 28, 2002, respectively, versus the comparable prior year periods was due primarily to the sale of the Pilot and HitList products in the first quarter of fiscal 2003, and a reduced value of identifiable intangible assets associated with the Pilot products, as a result of the intangible asset impairment charge of $1.2 million we incurred in the fourth quarter of fiscal 2002. In addition, $0.5 million of assembled workforce intangibles has been reclassified to goodwill since March 30, 2002 and is no longer subject to amortization, resulting in a lower amortization expense of $0.15 million in the current period.

At December 28, 2002, the remaining balance of identified intangibles of approximately $0.4 million will be amortized over the remaining useful life ranging from 3 to 33 months. We assess the carrying value of identified intangibles, whenever events or changes in circumstances indicate that the amount might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

Write down of fixed assets. In connection with the reductions in headcount made during fiscal 2003, we performed an impairment analysis of our fixed assets during the first and second quarters of fiscal 2003. As a result of these analyses, we recorded write-offs of property and equipment that resulted in a loss on disposal. For the nine months ended December 28, 2002, the total fixed asset write-off was $1.2 million in property and equipment, which had accumulated depreciation of $0.9 million and resulted in a loss on disposal of $0.3 million.

Stock-based compensation. Stock compensation expense results from the amortization of deferred stock compensation expense over the vesting period of the related options. Total stock-based compensation was a credit of $15,000 and a charge of $75,000 for the three and nine months ended December 28, 2002, respectively, as compared to credits of $0.8 million and $0.3 million for comparable prior year periods. The credits recorded in the prior year periods resulted from the cancellation of stock options related to employees terminated. As a percentage of net revenue, stock-based compensation for the three months ended December 28, 2002 (2%), as compared to (20%) for the comparable prior year period. For the nine months ended December 28, 2002, stock-based compensation expense as a percentage of net revenue was 2%, as compared to (3%) for the comparable prior year period. The increase in stock- based compensation as a percentage of revenue was principally attributable to the cancellation of options associated with employees terminated in the prior year periods which resulted in a credit balance in stock based compensation expense. The remaining balance of $21,000 of deferred stock compensation expense will continue to be amortized over the vesting of the related options. Such deferred expense has been recorded as a reduction of equity in the balance sheet.

Other income (expense), net. Other income, net consists of interest income, interest expense, other income, other expense, and fixed assets written off and gain or loss on foreign currency exchange. For the three months ended December 28, 2002, other expense, net was a credit of $16,000, primarily due to foreign exchange losses. For the three months ended December 29, 2001 other income, net was $16,000, and principally comprised of interest income from invested cash balances.

For the nine months ended December 28, 2002, other expense, net was approximately $19,000. For the nine months ended December 29, 2001, other income, net was $0.2 million, and principally comprised of interest income from invested cash balances.

Gain on Sale of Technology Assets. For the nine months ended December 28, 2002, gain on sales of technology assets was $0.3 million, as compared to $4.3 million for the comparable prior year period.

On June 26, 2001, we signed a definitive agreement (the "Agreement") with JDA Software Group, Inc. ("JDA") pursuant to which we transferred and sold to JDA certain intellectual property and technology assets and also transferred to JDA related personnel responsible for developing the transferred technology. We received $4.9 million for the sale of the Decision Series business of which $0.5 million was placed in an escrow account, subject to indemnification and escrow provisions set forth in the Agreement. Since our basis in the intellectual property sold to JDA was zero, we recognized a net gain of $4.3 million from the transaction. The $0.5 million held in escrow was released in June 2002, and was recognized as an additional gain on sale during the quarter ended December 28, 2002.

On May 30, 2002, Accrue Software, Inc. and certain of its wholly owned subsidiaries including Pilot Software, Inc., Marketwave Corporation, Accrue GmbH, Pilot Software Ltd. and Thorn EMI Computer Software Ltd, (collectively, the "Seller") and Pilot Software Acquisition Corp. and Pilot Software Services Corp. (collectively, the "Purchaser") executed an asset purchase agreement pursuant to which the Seller sold and transferred to the Purchaser intellectual property and technology assets (including the Pilot and Hit List software products), certain related customer contracts, certain other assets and liabilities (collectively, the "Assets") for $1.5 million in cash and assumption of certain liabilities, principally future service obligations on prepaid maintenance contracts, totaling $1.2 million. The consideration paid of $1.5 million was based on the fair market value of the Assets as of May 30, 2002, as determined in good faith by the Seller and the Purchaser. We paid $0.1 million in transaction costs related to the sale of the Assets. Since our basis in the Assets sold to Purchaser was $2.8 million, we recognized a loss of $0.2 million from the transaction.

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

Liquidity and Capital Resources

Since inception we have financed our operations principally through private sales of preferred stock with net proceeds of $15.5 million, our initial public offering with net proceeds of $40.8 million, bank loans, asset sales and cash generated from operations. We used cash primarily to fund our net losses from operations and to pay for acquisition related expenses. We have substantially reduced our operating expenses and accrued liabilities, and the sufficiency of our capital resources is dependent upon our ability to increase revenues quickly and significantly.

Cash used in operating activities totaled $3.9 million for the nine months ended December 28, 2002, as compared to $9.7 million for the corresponding prior year period. During the nine months ended December 28, 2002, the $3.9 million of cash used in operating activities was primarily attributable to our net loss of $5.3 million, a $ 0.3 million gain on sale of technology assets, plus decreases in accounts payable and accrued liabilities of $1.1 million and deferred revenue of $1.1 million, offset by non-cash charges totaling $2.0 million, a decrease in accounts receivable of $1.7 million, and a decrease in prepaid expenses and other assets of $0.2 million. The decrease in accounts receivable and deferred revenue were a result of the decrease in net revenue in the nine months ended December 28, 2002 as compared to the comparable prior year period. The decrease in accrued liabilities was due principally to the reduction in operating expenses during the nine months ended December 28, 2002 as compared to the comparable prior year period. The non-cash charge included depreciation expense of $0.6 million, write-off of fixed assets of $0.3 million, amortization of intangibles of $1.1 million arising from acquisitions during prior fiscal years, and stock-based compensation expense of $0.1 million.

Cash provided by investing activities totaled $1.8 million for the three months ended December 28, 2002, as compared to $4.3 million for the nine months ended December 29, 2001. During the nine months ended December 28, 2002, $1.9 million of cash was provided by the proceeds from sale of technology assets. Cash used in acquisitions of property and equipment and technology assets includes $60,000 paid for certain assets of Personify Inc. During the nine months ended December 29, 2001, $4.3 million of cash was provided from the proceeds from sale of technology assets and $61,000 of cash was used to acquire property and equipment.

Cash provided by financing activities totaled $64,000 for the nine months ended December 28, 2002, and was comprised of $4,000 in proceeds from the sale of stock under the Company's employee option plan and the employee stock purchase plan, and an aggregate of $60,000 borrowed pursuant to demand notes issued to Robert Smelick, the Chairman of Accrue's Board of Directors, which were used to fund the acquisition of the Personify assets. Cash used by financing activities was $2.0 million for the nine months ended December 29, 2001. The prior year's activity includes release of restricted cash of $2.0 million offset by repayment of short-term borrowings of $2.0 million, repurchase of common stock totaling $57,000 and proceeds from stock options and warrants exercised of $22,000.

We had working capital deficits of $1.3 million and $1.1 million at December 28, 2002 and March 30, 2002, respectively. Our current significant commitments consist of non-cancelable operating leases for office facilities and equipment and minimum royalty payments for licensed technology used in our products, as noted below:

                                                         Less
Contractual Cash Obligations                             than
(in thousands)                                Total     1 year    1-3 years
                                            ---------  ---------  ---------
Operating leases (excluding sub-leases)... $     356  $      45  $     311
Minimum royalty payments..................       142        --         142
                                            ---------  ---------  ---------
Total contractual cash obligations........ $     498  $      45  $     453
                                            =========  =========  =========

At December 28, 2002, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

As of December 28, 2002, our principal source of liquidity consisted of cash and cash equivalents of $0.7 million. Of this total, $0.6 million was held in our foreign subsidiaries. We may face limitations in accessing cash balances in foreign subsidiaries for use by Accrue, the US parent company.

During fiscal 2003 we have undertaken actions to improve our liquidity and reduce our operating losses. During the third quarter of fiscal 2003, we narrowed our quarterly net loss to $1.0 million for the three months ended December 28, 2002, as compared to $2.4 million for the comparable prior year period. During the nine months ended December 28, 2002 we sold assets that generate cash proceeds of $1.9 million (see Note 8).

We have recently raised additional working capital through the sale of secured convertible notes, which is more fully described in Note 12 to the Consolidated Condensed Financial Statements. While we have substantially reduced the level of operating expense, we have been unable to generate revenues sufficient to achieve positive cash flow. As a result, unless we are able to achieve a rapid increase in our revenues, our current cash resources will be insufficient to fund our business as it has historically been conducted and will be soon exhausted by the current level of operating expenses. Absent such an increase in revenues and possible further cuts in expenses, we would need to obtain additional capital. We are pursuing initiatives to achieve such increased revenues and to improve our cash position by incurring additional debt. In addition, we are pursuing initiatives such as selling assets, selling additional stock, implementing further reductions in spending and other cash generating initiatives. As a result of our continuing operating deficit and limited cash resources, it is imperative that we increase revenues or raise additional funds quickly. If we are unable to do so, it is likely that we will not be able to continue our business as a going concern and that we will be required to wind down our operations and engage in efforts to sell our assets. In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders, and we may decide or be compelled to file for protection under federal bankruptcy proceedings. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders and creditors.

If we were able to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Any such financing will be dilutive to existing stockholders. Moreover, any such cost cutting actions could have a harmful effect on the Company's business and results of operations.

Unless our current cash resources improve, we will be unable to pay our future obligations as they arise. These obligations include contractual cash obligations such as operating leases and minimum royalty payments, and contingent cash obligations such as the claims filed by terminated employees in Europe. Failure to pay minimum royalty payments would result in termination of our license for third party technology that is incorporated into our products, and such license terminations would preclude continued selling of our products in their current form. Furthermore, unless our current cash resources improve, we will be unable to fund operating expenses, including retaining employees, to maintain our business. As a result, our vendors would likely not extend future credit to us. In addition, if our current cash resources continue to decline, we may not be able to pursue an orderly wind down of our business in which we can satisfy in full the obligations to current creditors or fund efforts to improve our cash position, including selling additional stock or selling our assets.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, the statements provide that these assets should be tested, at least annually, for impairment with any related losses recognized as incurred. SFAS No. 141 is generally effective for business combinations completed after September 29, 2001. SFAS No. 142 was effective for the Company beginning March 31, 2002 for existing goodwill and intangible assets.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 was effective for the Company beginning March 31, 2002. In accordance with this pronouncement, the Company recorded a write-down of fixed assets.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of SFAS No. 146 on its financial position or results of operations.

Risk Factors

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are all the risks that we currently believe are material to our business. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our business operations. You should also refer to the other information set forth in this Quarterly Report on Form 10-Q, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as our financial statements and the related notes, along with the factors discussed in our Annual Report filed on Form 10-K.

Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

Risks Related To Our Financial Condition

We need to quickly increase our revenues and/or raise additional working capital while maintaining the expense controls that we have implemented in order to ensure that we have sufficient resources to operate as a going concern. If we don't improve our cash position, we will likely need to wind down our business and engage in efforts to sell our assets.

Our current cash resources are insufficient to fund our business as it has historically been conducted and will soon be exhausted by the current level of operating expenses absent a rapid increase in our revenues or our obtaining additional capital. If we cannot raise revenues quickly while maintaining expenses control before our cash resources are depleted, we will need to raise additional capital. Failing that, it is likely that we will be unable to continue our business as a going concern and that we will need to wind down our operations and engage in efforts to sell our assets. In this event, there can be no assurance that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders, and we may decide or be compelled to file for protection under federal bankruptcy proceedings. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders and creditors. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We have secured financing in the form of senior secured convertible notes that would dilute existing shareholders upon conversion or take precedence over creditors upon liquidation. These outstanding convertible debt securities may dilute the current stockholders and harm our ability to raise additional capital through the sale of equity securities or the incurrence of debt.

We obtained approximately $501,000 in capital pursuant to the sale of senior secured convertible notes in February 2003. (Please see Note 12 to the Consolidated Condensed Financial Statements for a more complete description of this financing.) At the current conversion price, the outstanding principal amount of the Notes are convertible into approximately 8,350,000 shares of Accrue common stock, which, if such conversion were to occur, would dilute Accrue's current common stockholders by approximately 22 percent. The conversion of the notes or the prospect of the conversion of the notes could harm our ability to raise additional capital through the sale of equity securities or otherwise. We would likely need to obtain the consent of a majority in interest of the outstanding convertible debt securities in order to incur additional secured indebtedness. In the event of a liquidation, the notes would be paid in full at 1.5 times their principal value before any unsecured claims would be paid. In addition, since the notes are secured by a first priority lien on all the assets of Accrue, the noteholders claims under the notes would take precedence over any unsecured creditors or stockholders of Accrue, which will likely harm our ability to raise additional capital through the sale of equity securities or the incurrence of debt. In a liquidation unsecured creditors may not receive the full value of their claims and there maybe no funds available for distribution to the Company's stockholders.

If our efforts to increase revenues do not succeed, we may be required to pursue additional cost reduction efforts that will impact our ability to operate our business.

During the quarter ended December 28, 2002, we implemented additional cost reduction programs and efforts to preserve cash. During October 2002, we implemented a reduction in force, which reduced full time equivalent headcount from 44 to 36 employees. If our cash position does not stabilize, we may need to reduce the headcount further and/or reduce employee compensation levels, which could harm our ability to retain our employees. Further reducing the number of our employees could adversely impair our ability to operate our business, including our ability to increase revenues and maintain effective disclosure and internal controls and procedures.

We may be unable to pay future debts as they become due.

If our efforts to maintain and improve our current cash resources fall short, we will be unable to pay future obligations as they arise. These obligations include on-going operating expenses, secured convertible notes, contractual cash obligations such as operating leases and minimum royalty payments, or contingent cash obligations such as the claims filed by terminated employees in Europe. Additionally, a default on material debt obligations could result in an event of default under the secured convertible notes discussed in Note 12 to the Consolidated Condensed Financial Statements which would accelerate the obligation to repay those convertible notes. If any of these events would occur, we might not be able to pursue an orderly wind down of our business in which we can satisfy in full our obligations to current creditors or fund efforts to improve our cash position, including selling additional stock or selling our assets.

Concerns about our financial viability have impacted our ability to close sales transactions with current and prospective customers.

To date, we have been unable to fund operations from cash generated by our business and have funded operations primarily by selling securities and assets. While we have substantially reduced our level of operating expenses, we continue to consume cash in our operations and cash resources available to us are insufficient to fund our operations now and for the foreseeable future. As a result of our cash flow problems, our audited financial statements for the fiscal year ended March 29, 2002 contain a qualified audit opinion that questions our ability to remain a going concern. Customer concerns about our financial viability, particularly our lack of profitability, low levels of working capital and the impact of our stock being delisted from the Nasdaq SmallCap Market, have in past quarters adversely impacted our ability to close new sales transactions and generate revenue. Despite our new funding and positive changes in our operations, these concerns may continue. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may not be able to retain qualified individuals to serve on our Board of Directors or to retain high quality employees, which could harm our business.

Our success depends to a significant degree upon the continued contribution from employees in our management, engineering, sales and marketing and customer support departments, and from our Board of Directors. If we fail to maintain and improve our cash position, some of our employees may seek alternative employment and our business operations and operating revenue will be impaired. Additionally, our current directors may decide to resign from the Board and we may not be able to attract qualified individuals to join the Board. Our key employees do not have employment or non-competition agreements and could therefore terminate their employment with us at any time without penalty.

Several changes in management occurred during the quarter ended December 2002. Our Vice President of Sales and Marketing resigned during October 2002 and our Chief Financial Officer resigned in November 2002. Our Chief Executive Officer has assumed the additional duties of Vice President of Sales and Marketing, and our Vice President of Professional Services has assumed the additional duties of Vice President of Engineering. In November 2002 the Company hired a new Chief Financial Officer and converted a consultant who had been instrumental in restructuring liabilities into the newly-created position of Vice President of Administration and Strategic Development. In January 2003 the Company rehired Bob Page, a co-founder of the Company, as Chief Technical Officer. Because our management team has limited experience working together and several are operating with new responsibilities, they may not effectively manage our operations. Further changes in our management team could impair our ability to execute our business strategy and effectively operate our business.

Two directors resigned from the Board in the quarter ended December 2002 and one director resigned the prior quarter. The Board amended the Bylaws of the Company to reduce the authorized number of directors from 7 to 4. As a result, there are currently no vacancies on the board or any committees.

Our cost-reduction efforts may adversely impact our productivity and service levels.

We implemented various cost-control measures affecting all areas of our business operations during the quarters ended September 28, 2002 and December 28, 2002, including reductions in our workforce, from 60 at June 29, 2002 to 36 at December 28, 2002. Our workforce reductions may hurt the morale and loyalty of our remaining employees. Additionally, the recent reduction or elimination of cash bonuses and reductions in salaries may reduce incentives for our employees to remain with us. We must maintain these cost reduction measures to align our expenses with expected revenues and improve our overall cash position.

We have incurred substantial losses and negative cash flow during our operating history, and we expect these losses to continue for the foreseeable future.

We have not achieved profitability. We have incurred substantial losses and negative cash flows from operations in each fiscal year since inception. At December 28, 2002, we had an accumulated deficit of $263 million. We expect to slow and eventually stop losses on both a quarterly and annual basis but may not be able to do so with our existing resources. If we are unable to increase our revenues as planned while maintaining our expenses at the quarter-end level, we will not be able to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our results of operations.

We may be required to sell additional stock, which could depress our common stock price, or incur indebtedness, which could restrict our operations.

In addition to the sale of convertible promissory notes upon the terms described in Note 12 to the Condensed Consolidated Financial Statements, we may need to sell additional stock, incur additional debt or implement other cash generating initiatives in order to fund our continuing operations. We cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. However, if we were able to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. As a result, any such financing could cause our common stock price to decline. Additionally, if we incur indebtedness to help us meet our future capital requirements, this debt could contain covenants that restrict our operations. If we cannot raise funds, it is likely that we will be required to wind down our operations and engage in efforts to sell our assets. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We may acquire new businesses or technologies or enter into business combinations to remain competitive and generate cash. Such transactions may involve financial, integration and transaction completion risks which could negatively impact our business.

 We made four acquisitions during the fiscal years 2000 and 2001 to support the development of our Accrue G2 product and the expansion of our business. In November 2002, we acquired certain of the assets of Personify, Inc. in order to provide our existing and prospective customers with additional product options and to gain access to Personify's existing customer base for Accrue products. The Personify purchase was for $60,000 financed by a note from a principal. In order to further grow our revenue opportunities, we may decide to buy other businesses, products and technologies that complement or augment our existing products or technologies.

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

We have a limited operating history making it difficult for you to evaluate our business and your investment.

Accrue was formed in February 1996, and we introduced Accrue Insight 1.0, our first software product, in January 1997. For the fiscal years 2000, 2001 and 2002, we generated $18.9 million, $25.6 million and $14.3 million in revenue, respectively. Thus, we have a limited operating history upon which you can evaluate our business and prospects. Due to our limited operating history, it is difficult or impossible for us to predict future results of operations. For example, we forecast operating expenses based in part on future revenue projections that may not be achieved. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected, therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in technology-related products and services markets. Many of these risks are discussed under the sub-headings below. We may not be able to successfully address any or all of these risks and our business strategy may not be successful.

Risks Related to Our Market and Ability to Sell

Our business has been and could continue to be materially adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. The market for enterprise software applications has been weak during the past year, due in part to the impact of the recession in the U.S. and reductions in the information technology capital budgets by our current and prospective customers. These adverse impacts have lead to longer sales cycles, lower levels of new orders, delays in payment and collection, and price pressures, causing the Company to realize lower revenue and margins. If economic and market conditions do not improve, our business, results of operations or financial condition could be materially adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our results of operations.

Failure to expand our sales operations and channels of distribution would impact our ability to achieve profitability.

In order to maintain and increase our market share and revenue, we will need to expand our direct and indirect sales operations and channels of distribution. We have recently reduced the size of our direct sales force and temporarily deferred plans to hire additional sales personnel. As of December 28, 2002, our sales and marketing organization consisted of 3 employees and one contractor. To grow our revenue in the future, we will need to hire additional sales personnel. There can be no assurance that we will be successful in this unless we are able to improve our cash position. In addition, new hires may require extensive training and could take several months to achieve full productivity.

We are relying on a limited set of products to generate most of our future revenue.

In May 2001, we announced the commercial launch of Accrue G2, our next generation Internet analysis solution. Since that time, we sold Accrue G2 to 17 customers.  There are significant risks inherent in new product introductions including the possible failure to address some or all of our customer's needs and undetected product errors or deficiencies. Product deficiencies, errors or failures and a lack of sufficient financial resources to invest in the sales and marketing of Accrue G2 may result in loss or delay of market acceptance. We expect that our future financial performance will depend significantly on the successful sale, implementation and market acceptance of Accrue G2 or enhanced products that may not occur on a timely basis or at all. In addition, our cost reduction efforts in research and development may impair our ability to introduce new and enhanced versions of Accrue G2 and other products during fiscal 2003. We have acquired the assets of Personify in order to somewhat mitigate this risk. There is no assurance that we can be successful selling the Personify solution.

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

Our principal competitors today include vendors of software that target Internet customer data collection and analysis markets such as SPSS/net.Genesis Corporation, and NetIQ/Webtrends; Application Service Provider (ASP) vendors such as Coremetrics Inc., and digiMine, Inc.; providers of business intelligence or customer relationship management (CRM) tools, such as E.piphany, MicroStrategy Inc., Business Objects S.A. and Informatica Corp.; and custom development efforts by system integrators and in-house developers. In addition, because there are relatively low barriers to entry in the software market, we expect additional competition from traditional business intelligence and enterprise software vendors as the Internet software market continues to develop and expand.

Some of these companies, as well as other competitors, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we have. Increased competition is likely to result in lower sales volumes, price reductions, reduced gross margins and loss of market share, any of which could seriously harm our business, financial condition and results of operations. We may not be able to compete successfully against current and future competitors, in which case our business could suffer.

Our varied sales cycles make it difficult to budget and forecast operating results.

We have varied sales cycles because we generally need to educate potential clients regarding the use and benefits of our product applications; this has been the case with Accrue G2 and we expect it to also be the case with Personify. The stability of our sales cycle continues to evolve as our products mature. Our sales cycles make it difficult to predict the quarter in which sales may fall and to budget and forecast operating results. Our financial condition may also adversely impact sales cycles, as we expect certain customers to spend additional time evaluating our products as well as financial viability during their purchasing process.

Our international operations expose us to greater intellectual property, collections, exchange rate, labor, regulatory and other risks, which could materially impact our financial condition and ability to grow.

Licenses and services sold to clients located outside the United States were approximately 31% and 30% of the total revenue for the nine months ended December 28, 2002 and December 29, 2001, respectively. These results included revenue from the Pilot and Hit List products, which we sold in May 2002 and therefore are no longer available.

Continued generation of international sales will require management attention and resources. We cannot be certain that we will be successful in maintaining the volume of international revenues. International operations are subject to other inherent risks, including:

  difficulties in managing foreign operations;
  limitations in accessing cash balances in our foreign subsidiaries for use by the Accrue US parent company;
  complex, restrictive and potentially costly labor laws and practices;
  foreign currency exchange rate fluctuations;
  potential unexpected changes in regulatory practices and tariffs; and
  reduced protection for intellectual property rights in some countries.

If we fail to address these risks adequately, our business may be seriously harmed. Additionally, we are currently subject to claims from former employees of our European operations related to their termination of employment. Please see Part II Item 1, "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Risks Related to our Products

Product defects could lead to loss of customers that could harm our business, results of operations, and financial condition.

Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects, the occurrence of which could result in adverse publicity, loss of or delay in market acceptance, or claims by customers against us, any of which could harm our business, results of operations, and financial condition. In addition, our products and product enhancements are very complex and may from time to time contain errors or result in failures that we did not detect or anticipate when introducing our products or enhancements to the market. The computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products or in enhancements after the products or enhancements are delivered to customers.

If our intellectual property were not protected adequately, our business would suffer.

We regard substantial elements of our Internet analytics solutions as proprietary and attempt to protect them by relying on trademark, service mark, trade dress, copyright, and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. We intend to rely on similar things for protection of our Personify intellectual property. Any steps we take to protect our intellectual property may be inadequate, time consuming, and expensive. In addition, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could have a material adverse effect on our business. Effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed or made available through the Internet. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property or design around patents issued to us.

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

The stock markets have in general, and with respect to technology and emerging growth companies in particular, recently experienced significant stock price decreases. These decreases in stock prices have often been unrelated to the operating performance of these companies in many cases. Our common stock is trading at a level significantly below its historic levels, and there can be no assurance that our stock price will increase significantly in the foreseeable future. In addition, if we fail to address any of the risks described in this section, the market price for our common stock, and consequently, the value of your investment, may not change. In addition, securities class action claims have been brought against companies in the past where volatility in the market price of that Company's securities has taken place. This kind of litigation could be very costly and divert our management's attention and resources, and any adverse determination in this litigation could also subject us to significant liabilities, any or all of which could seriously harm our business and the value of your investment.

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

Conversion of the senior secured convertible notes issued on February 4, 2003 could significantly dilute existing shareholders if they are converted.

Pursuant to the terms of the convertible notes, the holders of a majority in interest of the notes may convert the notes into shares of Accrue's common stock or preferred stock, if preferred stock is issued in the future, or the notes may automatically convert into shares of Accrue's common or preferred stock upon Accrue's trading price exceed certain targets. At the conversion price set forth in the notes of $0.06 per share, the notes would be convertible into approximately 8,350,000 shares of Accrue common stock, which would represent a 22% dilution of Accrue's existing stockholders.

Because Accrue's Officers and Directors currently own approximately 14% of the outstanding common stock and could own 28% after conversion of the senior secured convertible notes, you and other investors will have minimal influence on stockholder decisions.

As of December 28, 2002, our officers and directors beneficially owned approximately 14% of our outstanding common stock. If the secured convertible notes issued February 4, 2003 and described in Note 12 to the Financial Statements are converted, our officers and directors will beneficially own approximately 28% of our outstanding common stock. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval, and you and other investors will have minimal influence over the election of directors or other stockholder actions. As a result, these stockholders could approve or cause Accrue to take actions that you disapprove or that are contrary to your interests and those of other investors. Our certificate of incorporation and bylaws do not provide for cumulative voting; therefore, our controlling stockholders will have the ability to elect all of our directors. The controlling stockholders will also have the ability to approve or disapprove significant corporate transactions without further vote by the investors who purchase common stock pursuant to this offering. This ability to exercise influence over all matters requiring stockholder approval could prevent or significantly delay another Company or person from acquiring or merging with us.

Substantial sales of our common stock could cause our stock price to decline.

Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of December 28, 2002, we had 30.1 million shares of common stock outstanding. Of this total, 8.2 million shares were registered on various registration statements on Form S-3 filed in connection with our initial public offering and prior acquisitions, and may be sold subject to the terms of the applicable registration statement without restriction or further registration under the federal securities laws unless held by our "affiliates" as that term is defined in Rule 144 while the respective registration statements remain effective. The remaining 21.9 million shares of common stock outstanding are "restricted securities" as that term is defined in Rule 144; however, virtually all of these shares are eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. In addition, we have registered a total of 17.0 million shares of our common stock under our existing stock option and employee stock purchase plans.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio and credit facilities. All investments are classified as cash equivalents and are deposited with financial institutions carried at cost, which approximate market value. We do not plan to use derivative financial instruments in our investment portfolio. If market rates were to increase immediately and uniformly by 10% from levels at December 28, 2002, the decline in fair value of the portfolio would not be material. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

Foreign Currency Risk

Although we have foreign service and development offices in Europe, to date our exposure to foreign currency rate fluctuations has not been significant. Sales in the Americas are transacted in U.S. dollars, and sales in Europe have generally been transacted in local currencies. Operating expenses of foreign offices are funded from collections in local currencies and, from time to time, in intercompany loans made in U.S. dollars. Principally maintaining only minimal foreign currency balances in excess of the foreign subsidiaries' operating cash requirements mitigates the company's foreign currency risks. However, if we increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

To date, we do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchanges Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

As of the date of this report, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the first quarter of fiscal 2002, the Company implemented headcount reductions in certain of its European subsidiaries. The Company provided the affected employees continued employment during the statutory notice period as required by local law. A total of six employees in France and Germany filed complaints with the local labor courts contesting the dismissals and are seeking severance payments and other monetary consideration in addition to compensation for the statutory notice period. As of December 28, 2002, three claims were settled, one claim was dismissed, and two claims are scheduled for hearings in the first calendar quarter of 2003. One of the two remaining claims was partially settled in the fourth quarter of 2002, and the Company is contesting the remaining portion of the one claim and all of the other claim. The Company has accrued the cost of the settlements entered into and has accrued its estimated liability for the pending suits; the total accrued is $88,000.

The German Tax Authority is auditing the tax returns of the German subsidiary of Pilot Software, which Accrue acquired in September 2000, for the tax years 1995-1999. In connection with this audit, the German Tax Authority has disputed the transfer pricing methodologies and other deductions contained in those tax returns. The Tax Authority has issued a notice of tax deficiency in the amount of 1.5 million DM related to the tax returns for the years 1996 and 1997. Accrue is contesting these claims. In addition, under the terms of the Pilot Merger Agreement, Accrue has right to indemnification against Platinum Equity Holdings, LLC (Platinum) for damages related to tax claims against Pilot Software, Inc. and its subsidiaries arising prior to the date of the acquisition of Pilot Software, Inc. There can be no assurance that this matter will be resolved without costly litigation, or in a manner that is not materially adverse to Accrue's financial position, results of operations or cash flows. Furthermore, there can be no assurance that Accrue will be able to enforce its indemnification right against Platinum, if Platinum disputes such claims, without undue cost or delay. As additional information becomes available, Accrue will assess its potential liability, if any.

Item 2. Changes in Securities and Use of Proceeds

a. Not applicable.

b. Not applicable.

c. Securities sold during the quarter ended December 28, 2002 that were not registered under the Securities Act:   None.

d. Not applicable.

Item 3. Default upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On February 4, 2003, the Company completed a debt financing in which it sold to certain affiliates of the Company and outside investors five secured convertible promissory notes (the "Notes") having an aggregate principal amount of $500,923.29 (the "Note Financing"). The Notes accrue interest at 6% and mature on February 4, 2006, unless earlier converted into equity securities of the Company. The Notes are convertible into equity securities of the Company as follow: (1) in the event that the closing bid or sales prices of the Company's Common Stock is at least $0.20 per share for a period of 60 consecutive trading days, the entire principal amount of and accrued interest on the Notes will automatically convert into shares of the Company's Common Stock, or (2) upon the consent of the holders of a majority of the outstanding principal amount of the Notes, the principal and, at the request of the holders of the Note, the accrued interest on the Notes, is convertible into shares of Common Stock or, in the event that there is a series of Preferred Stock of the Company issued or proposed to be issued, into the most senior series of such Preferred Stock. There is no series of Preferred Stock issued or proposed to be issued as of this filing. In case of a conversion into Common Stock or Preferred Stock, as the case may be, the number of shares into which the Notes may convert is determined by dividing (i) the principal amount of the Note plus, if applicable, the accrued interest on the Note by (ii) $0.06 (as adjusted from time-to-time as set forth in the Notes). Robert M. Smelick, the Chairman of the Board of Directors of the Company, purchased a Note having a principal amount of $60,349.72. Mr. Smelick paid for his Note through a cancellation of indebtedness owed by the Company to Mr. Smelick pursuant to the principal and accrued interest on a $12,000 Secured Promissory Note sold to Mr. Smelick on October 11, 2002 and a $48,000 Secured Promissory Note sold to Mr. Smelick on October 25, 2002 in connection with the Company's acquisition of the Personify assets. The Company sold a $320,000 secured promissory note to Sterling Payot Capital, LP, of which Mr. Smelick is a general partner, on January 16, 2003 in anticipation of the Note Financing. Accordingly, Sterling Payot Capital, LP purchased a Note having a principal of $335,573.57. Sterling Payot Capital, LP paid for its Note through a combination of $15,000 of cash and a cancellation of indebtedness in the amount of $320,573.57 owed by the Company to Sterling Payot Capital, LP pursuant to the principal and accrued interest on the $320,100 secured promissory note previously sold to Sterling Payot Capital, LP on January 16, 2003. The Company is authorized to sell an additional $309,000 worth of Notes pursuant to the terms set forth in the Note Financing documents.

To help Accrue achieve positive operating results, Accrue reduced the salaries of most North American employees effective as of December 29, 2002. The salaries of the affected employees were reduced by 10%.

In January 2003, the Company hired Bob Page as Chief Technical Officer. Mr. Page was a co-founder and former employee of the Company.

Item 6. Exhibits and Reports on Form 8-K

a. The following exhibits are attached hereto:

i. Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

ii. Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

b. Reports filed on Form 8-K during quarter ended September 28, 2002: None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCRUE SOFTWARE, INC.
By:	/s/ Gary J. Sanders
Gary J. Sanders
Chief Financial Officer

Dated: February 11, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Jonathan D. Becher

Jonathan D. Becher
Chief Executive Officer

I, Gary Sanders, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Gary Sanders

Gary Sanders
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.